Form 10-K
period 2010-04-30
SINGULAR CHEF, INC.
filed 2010-09-23
CIK 1467845

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:	April 30, 2010

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	___________	to	____________

Commission file number:	333-161240

Singular Chef, Inc.
(Exact name of registrant as specified in its charter)
Nevada			26-4711535
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

112 North Curry Street - Carson City - Nevada 89703-4934
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code		(775) 321-8247

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act.
Yes |_| No |X|

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

|_|
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.
Large accelerated filer [ ]			Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)			Smaller reporting company [X]
Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).
Yes |X| No |_|

The aggregate value of voting and non-voting common equity held by non-affiliates of the registrant was $16,150 as of September 20, 2010, the last business day of the registrant’s most recently completed fiscal year.

TABLE OF CONTENTS

PART I	Page Number

PART II

PART III

PART IV

Item 15	Exhibits and Financial Statement Schedules	22

PART 1

Item 1: Business

Overview

Singular Chef, Inc. was incorporated in the State of Nevada on April 9, 2009 and has a fiscal year end of April 30. We are a development-stage Company that intends to provide specialized step-by-step cooking tutorials through our website for monthly subscribers and on pay-per-view basis.

We plan on targeting our marketing efforts on subscribers that are interested in quick, tasty and easy-to-prepare recipes.

The Company has not been involved in any bankruptcy, receivership or similar proceedings since its incorporation nor has it been involved in any reclassification, merger or consolidation.  We have no plans to change our business activities.

Our president and director has invested $9,500 in the Company. At the present time, we have not made any arrangements to raise additional cash. We will need additional cash and if we are unable to raise it, we will either suspend marketing operations until we do raise the cash necessary to continue our business plan, or we cease operations entirely.

If we are unable to complete any phase of our business plan or marketing efforts because we don’t have enough money, we will cease our development and/or marketing activities until we raise money. Attempting to raise capital after failing in any phase of our business plan would be difficult. As such, if we cannot secure additional funds we will have to cease operations and investors will lose their entire investment.

Plan of Operation

Our specific goal will be marketing Singular Chef subscription-based website to individuals that are interested in prepare various quick, tasty and easy dishes.  We intend to accomplish the foregoing through the following milestones:

1. We plan to initiate our business operations, after the termination of the sale of shares through this prospectus, establishing our office and acquiring a computer and office items. We estimate that establishing our offices will take up to 60 days. We intend to retain a web designer to fully develop our website. We believe that it will cost about $20,000 to establish our office with the necessary computer equipment/software and website. The initial operation of the website is anticipated to be by the end of the fifth month after raising enough funds to implement our plan of operations. We do not intend to hire employees. Our sole officer and director will handle our administrative duties.

2. As soon as our office is operational, we intend to contact cooking consultants to teach different kinds of easily prepared recipes for our website. We plan to tape the chefs preparing their recipes thereby creating pictorial albums available for online viewing. The website will also include tutorials and still pictures, taken by a consultant photographer and filmmaker. We believe that this stage will take about 90 days and it will cost around $23,500.

3. As soon as our website is operational, we will begin our marketing campaign in order to find sponsors to whom we will offer spaces in the website, use their ingredients and equipments for the tutorials. We will advertise in culinary art magazines, newspaper and print informative flyers and send direct mailers.  We believe that it will cost a minimum of $25,000 to implement our marketing and sales campaign. Marketing is an ongoing matter that will begin on the sixth month after the beginning of our business operations and will continue during the life of our operations.

In summary, we believe that we will begin generate revenue through new clients’ subscriptions around the beginning of the sixth month after the beginning of our business activities, with Singular Chef’s Website fully operational. If we cannot generate sufficient revenues to continue operations, we will suspend or cease operations.

The Company has not raised any amount to initiate its business plan through the sale of its common stock yet.  The amount raised from our stock offering could be insufficient and probably we would need additional cash to continue to implement our business plan.  If we are unable to raise it, we will either suspend marketing operations until we do raise the cash, or cease operations entirely. Other than as described in this paragraph, we have no other financing plans.

If we are unable to complete any aspect of our development or marketing efforts because we don’t have enough money, we will cease our development and/or marketing operations until we raise money. Attempting to raise capital after failing in any phase of our business plan would be difficult. As such, if we cannot secure additional proceeds we will have to cease operations and investors would lose their entire investment.

Management does not plan to hire additional employees at this time. Our President will be responsible for the initial product sourcing. We intend to hire sales representatives initially on a commission only basis to keep administrative overhead to a minimum.  We will use third party web designers to build and maintain our website.

We do not expect to be purchasing or selling plant or significant equipment during the next twelve months.

Item 1A. Risk Factors

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 1B. Unresolved Staff Comments

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 2. Properties

We do not own any real estate or other properties. The Company’s office is located at 112 North Curry Street, Carson City, Nevada, 89703.

Item 3. Legal Proceedings

The Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated.

No director, officer, or affiliate of the issuer and no owner of record or beneficiary of more than 5% of the securities of the issuer, or any security holder is a party adverse to the small business issuer or has a material interest adverse to the small business issuer.

Item 4. Submission of Matters to a Vote of Security Holders

None

PART II

Item 5.  Market for Registrants Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities

As of April 30, 2010 the President was issued 9,500,000 common shares.  The company has not paid cash dividends and has no outstanding options as of April 30, 2010.

Item 6. Selected Financial Data

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes included elsewhere in this report.

This annual report contains forward looking statements relating to our Company's future economic  performance,  plans and objectives of management for future operations, projections of revenue  mix  and  other financial items that are  based on the beliefs of, as well as assumptions made  by  and  information currently  known  to,  our  management.  The words "expects”, “intends”, “believes”, “anticipates”, “may”, “could”, “should" and similar expressions and variations thereof are intended to identify forward-looking statements.  The cautionary statements set forth in this section are intended to emphasize that actual results may differ materially from those contained in any forward looking statement.

Our auditor’s report on our April 30, 2010 financial statements expresses an opinion that substantial doubt exists as to whether we can continue as an ongoing business. Since our officer and director may be unwilling or unable to loan or advance us additional capital, we believe that if we do not raise additional capital over the next 12 months, we may be required to suspend or cease the implementation of our business plans. See “April 30, 2010 Audited Financial Statements - Auditors Report.”

As of April 30, 2010, Singular Chef had $261 cash on hand and in the Trust Account. Management believes this amount will not satisfy our cash requirements for the next twelve months or until such time that additional proceeds are raised. We plan to satisfy our future cash requirements - primarily the working capital required for the development of our course guides and marketing campaign and to offset legal and accounting fees - by additional equity financing. This will likely be in the form of private placements of common stock.

Management believes that if subsequent private placements are successful, we will be able to generate sales revenue within the following twelve months thereof. However, additional equity financing may not be available to us on acceptable terms or at all, and thus we could fail to satisfy our future cash requirements.

If Singular Chef is unsuccessful in raising the additional proceeds through a private placement offering it will then have to seek additional funds through debt financing, which would be highly difficult for a new development stage company to secure. Therefore, the company is highly dependent upon the success of the anticipated private placement offering and failure thereof would result in Singular Chef having to seek capital from other sources such as debt financing, which may not even be available to the company. However, if such financing were available, because Singular Chef is a development stage company with no operations to date, it would likely have to pay additional costs associated with high risk loans and be subject to an above market interest rate. At such time these funds are required, management would evaluate the terms of such debt financing and determine whether the business could sustain operations and growth and manage the debt load. If Singular Chef cannot raise additional proceeds via a private placement of its common stock or secure debt financing it would be required to cease business operations. As a result, investors in Singular Chef common stock would lose all of their investment.

The development and marketing of our services will start over the next 12 months. Singular Chef does not anticipate obtaining any further products or services.

We did not generate any revenue during the fiscal year ended April 30, 2010.  As of the fiscal year ended April 30, 2010 we had $261 of cash on hand in the Trust Account. We incurred operating expenses in the amount of $28,002 in the fiscal year ended April 30, 2010 and total expenses of $1,070 since April 9, 2009 through April 30, 2009. The operating expenses as of the fiscal year ended April 30, 2010  were comprised of professional legal and auditor fees and office and general expenses.   Since inception we have incurred operating expenses of $29,072 which includes incorporation fees.

Singular Chef has no current plans, preliminary or otherwise, to merge with any other entity.

Off Balance Sheet Arrangements.

As of the date of this Annual Report, the current funds available to the Company will not be sufficient to continue operations. The cost to establish the Company and begin operations is estimated to be approximately $80,000 over the next twelve months and the cost of maintaining our reporting status is estimated to be $10,000 over this same period. The officer and director, Sylvain Petrari has undertaken to provide the Company with operating capital to sustain our business over the next twelve month period as the expenses are incurred in the form of a non-secured loan. However, there is no contract in place or written agreement securing this agreement.  Management believes that if the Company cannot raise sufficient revenues or maintain its reporting status with the SEC it will have to cease all efforts directed towards the Company.  As such, any investment previously made would be lost in its entirety.

Other than the above described situation the Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 8. Financial Statements and Supplementary Data

SINGULAR CHEF, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

APRIL 30, 2010

AUDITED

REPORT OF INDEPENDENT PUBLIC ACCOUNTING FIRM

BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

STATEMENTS OF CASH FLOWS

NOTES TO FINANCIAL STATEMENTS

SEALE AND BEERS, CPAs

PCAOB & CPAB REGISTERED AUDITORS

www.sealebeers.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Singular Chef, Inc.

(A Development Stage Company)

We have audited the accompanying balance sheet of Singular Chef, Inc. (A Development Stage Company) as of April 30, 2010 and 2009, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the year ended April 30, 2010, from inception on April 9, 2009 to April 30, 2009, and from inception on April 9, 2009 through April 30, 2010. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conduct our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Singular Chef, Inc. (A Development Stage Company) as of April 30, 2010 and 2009, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the year ended April 30, 2010, from inception on April 9, 2009 to April 30, 2009, and from inception on April 9, 2009 through April 30, 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the financial statements, the Company has had a loss from operations of $28,002, an accumulated deficit of $29,072, working capital deficit of $19,572 and has earned no revenues since inception, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Seale and Beers, CPAs

Seale and Beers, CPAs

Las Vegas, Nevada

September 20, 2010

50 S. Jones Blvd. Suite 202 Las Vegas, NV 89107 Phone: (888)727-8251 Fax: (888)782-2351

SINGULAR CHEF, INC.

(A Development Stage Company)

 BALANCE SHEETS

AUDITED

	April 30, 2010	April 30, 2009

ASSETS

CURRENT ASSETS
Cash	$ 261	$ -
TOTAL ASSETS	$ 261	$ -

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$ 18,263	$ -
Loans from Related Parties	1,570	1,070
TOTAL CURRENT LIABILITIES	$ 19,833	$ 1,070

STOCKHOLDERS’ EQUITY (DEFICIT )
Capital stock (Note 5)
Authorized
75,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
9,500,000 shares of common stock	9,500	9,500
Subscription Receivable	-	(9,500)
Deficit accumulated during the development stage	(29,072)	(1,070)
Total stockholders’ (deficit)	$ (19,572)	$ (1,070)
Total Liabilities and Stockholders’ Equity	$ 261	$ -

The accompanying notes are an integral part of these financial statements

SINGULAR CHEF, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

AUDITED

	Year ended to April 30, 2010	Inception (April 9, 2009) through April 30, 2009	Cumulative results of operations from April 9, 2009 (date of inception) to April 30, 2010

REVENUES
Revenues	$ -	$ -	$ -
Total Revenues	-	-	-

EXPENSES
Office and general	$ 4,652	$ 1,070	$ 5,722
Professional fees	23,350	-	23,350
Net Loss Before Income Tax	$ 28,002	$ 1,070	$ 29,072
Provision for Income Tax	-	-	-

NET LOSS	$ (28,002)	$ (1,070)	$ (29,072)

BASIC AND FULLY DILUTED NET LOSS PER COMMON SHARE	$ 0.00	$ 0.00
WEIGHTED AVERAGE NUMBER OF BASIC AND FULLY DILUTED COMMON SHARES OUTSTANDING	9,500,000	431,818

The accompanying notes are an integral part of these financial statements

SINGULAR CHEF, INC.

(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FROM INCEPTION (April 9, 2009) TO APRIL 30, 2010

AUDITED

	Common Stock		Additional Paid-in Capital	Share Subscription Receivable	Deficit Accumulated During the Exploration Stage	Total
	Number of shares	Amount
Balance at Inception April 9, 2009	-	$ -	$ -	$ -	$ -	$ -

Founder’s Shares issued for cash at $0.001 per share on April 30, 2009	9,500,000	9,500	-	(9,500)	-	-
Net Loss for the period ended April 30, 2009					(1,070)	(1,070)
Balance , April 30, 2009	9,500,000	9,500		(9,500)	(1,070)	(1,070)

Subscription receivable on October 8, 2009				9,500		9,500

Net Loss for the year ended April 30, 2010	-	-	-	-	(28,002)	(28,002)

Balance, April 30, 2010	9,500,000	$ 9,500	$ -	$ -	$ (29,072)	$ (19,572)

The accompanying notes are an integral part of these financial statements

SINGULAR CHEF, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

AUDITED

	Year ended April 30, 2010	Inception (April 9, 2009) through April 30, 2009	April 9, 2009 (date of inception) to April 30, 2010

OPERATING ACTIVITIES
Net loss	$ (28,002)	$ (1,070)	$ (29,072)
Adjustment to reconcile net loss to net cash used in operating activities
Expenses paid on company’s behalf by related party		1,070	1,070
Increase (decrease) in accrued expenses	18,263		18,263

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(9,739)	-	(9,739)

FINANCING ACTIVITIES
Proceeds from sale of common stock	9,500	-	9,500
Loan from related party	500	-	500

NET CASH PROVIDED BY FINANCING ACTIVITIES	10,000	-	10,000

NET INCREASE (DECREASE) IN CASH	261	-	261

CASH, BEGINNING OF PERIOD	-		-

CASH, END OF PERIOD	$ 261	$ -	$ 261

Supplemental cash flow information and noncash financing activities:

Cash paid for:

Interest	$ -	$ -	$ -

Income taxes	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements

SINGULAR CHEF, INC.
(A Development Stage Enterprise)
NOTES TO THE AUDITED FINANCIAL STATEMENTS

April 30, 2010

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

SINGULAR CHEF, INC. (“Singular Chef, “we”, “the Company”) was incorporated in the State of Nevada as a for-profit Company on April 09, 2009 and established a fiscal year end of April 30. We are a development-stage Company which intends to provide specialized step-by-step cooking tutorials through our website for monthly subscribers and on a pay-per-view basis.

Singular Chef intends to enter into the online content provider industry specializing in step by step cookery tutorial companies.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements present the balance sheet, statements of operations, stockholders' equity (deficit) and cash flows of the Company. These financial statements are presented in United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States.

Revenue and Cost Recognition
The Company has no current source of revenue; therefore the Company has not yet adopted any policy regarding the recognition of revenue or cost.

Advertising

Advertising costs are expensed as incurred.  As of April 30, 2010, no advertising costs have been incurred.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturity of three months or less to be cash equivalents.  The Company’s cash is held in trust by attorney Thomas Puzzo, to whom the Company also owes $1057.50 in accounts payable at April 30, 2010.

Property

The Company does not own or rent any property.  The office space is provided by the president at no charge.

Use of Estimates and Assumptions

Preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect certain reported amounts and disclosures.  Accordingly, actual results could differ from those estimates.

SINGULAR CHEF, INC.
(A Development Stage Enterprise)
NOTES TO THE AUDITED FINANCIAL STATEMENTS

April 30, 2010

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Taxes

The Company follows the liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances.  Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment.

Net Loss per Share

Basic loss per share includes no dilution and is computed by dividing loss available to common stockholders by the weighted average number of common shares outstanding for the period.  Dilutive loss per share reflects the potential dilution of securities that could share in the losses of the Company.  Because the Company does not have any potentially dilutive securities, the accompanying presentation is only of basic and fully diluted loss per share.

Foreign Currency Translation

The financial statements are presented in United States dollars.  "Foreign Currency Translation", foreign denominated monetary assets and liabilities are translated to their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date.  Non-monetary assets and liabilities are translated at exchange rates prevailing at the transaction date. Revenue and expenses are translated at average rates of exchange during the periods presented.  Related translation adjustments are reported as a separate component of stockholders’ equity (deficit), whereas gains or losses resulting from foreign currency transactions are included in results of operations.

Recent Accounting Pronouncements

The company has evaluated all the recent accounting pronouncements and believes that none of them will have a material effect on the company’s financial statement.

NOTE 3 – GOING CONCERN

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern.  This contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  Currently, the Company has a working capital deficit of $19,572, an accumulated deficit of $29,072 and net loss from operations since inception of $29,072.

SINGULAR CHEF, INC.
(A Development Stage Enterprise)
NOTES TO THE AUDITED FINANCIAL STATEMENTS

April 30, 2010

NOTE 3 – GOING CONCERN (continued)

The Company does not have a source of revenue sufficient to cover its operation costs giving substantial doubt for it to continue as a going concern.  The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan, or merge with an operating company.  There can be no assurance that the Company will be successful in either situation in order to continue as a going concern.  The Company is funding its initial operations by way of issuing Founder’s shares.

As of April 30, 2010, the Company had issued 9,500,000 Founder’s shares at $0.001 per share for net funds to the Company of $9,500.

The sole officer has committed to advancing certain operating costs of the Company, including Legal, Audit, Transfer Agency and Edgarizing costs.

NOTE 4 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company has determined the estimated fair value of financial instruments using available market information and appropriate valuation methodologies.  The fair value of financial instruments classified as current assets or liabilities approximate their carrying value due to the short-term maturity of the instruments.

NOTE 5 – CAPITAL STOCK

The Company’s capitalization is 75,000,000 common shares with a par value of $0.001 per share.  No preferred shares have been authorized or issued.

On April 30, 2009, the President was issued 9,500,000 common shares for cash, which was received on October 8, 2009.

As of April 30, 2010, the Company has not granted any stock options and has not recorded any stock-based compensation.

NOTE 6 – LOAN PAYABLE – RELATED PARTY LOANS

The Company has received $1,570 and $1,070 in loans from related parties as of April 30, 2010 and April 30, 2009, respectively. These loans are payable on demand and without interest.

SINGULAR CHEF, INC.

(A Development Stage Enterprise)

NOTES TO THE AUDITED FINANCIAL STATEMENTS

April 30, 2010

NOTE 7 – INCOME TAXES

We did not provide any current or deferred U.S. federal income tax provision or benefit for any of the periods presented because we have experienced operating losses since inception. Accounting for Uncertainty in Income Taxes when it is more likely than not that a tax asset cannot be realized through future income the Company must allow for this future tax benefit.  We provided a full valuation allowance on the net deferred tax asset, consisting of net operating loss carry forwards, because management has determined that it is more likely than not that we will not earn income sufficient to realize the deferred tax assets during the carry forward period.

The components of the Company’s deferred tax asset and reconciliation of income taxes computed at the statutory rate to the income tax amount recorded as of April 30, 2010 and April 30, 2009 are as follows:

	April 30, 2010	April 30, 2009
Net operating loss carry forward	$ 29,072	$ 1,070
Effective Tax rate	35%	35%
Deferred Tax Assets	$ 10,175	$ 375
Less: Valuation Allowance	(10,175)	(375)
Net deferred tax asset	$ 0	$ 0

The net federal operating loss carry forward will expire between 2029 and 2030.  This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

NOTE 8 – RECLASSIFICATION NOTE

In the Balance Sheet as of April 30, 2009, $1,070 was erroneously classified as an Accrued Liability when it should have been classified as a Loan from a Related Party. The correction does not change the Net Loss for the year ending April 30, 2009, or the Accumulated Deficit.

NOTE 9 - SUBSEQUENT EVENTS

In June and July of 2010, the Company issued 266,000 shares of the common stock at $0.024 per share for a total of $6,287.

The Company has evaluated subsequent events since April 30, 2010, and has determined that there are no further events to disclose.

Item 9. Changes and Disagreements with Accounts on Accounting and Financial Disclosure

Our auditors are Seale & Beers, CPA’s, PCAOB & CPAB Registered Auditors, 50 South Jones Blvd, Ste. 202, operating from their offices in Las Vegas, Nevada.  There have not been any changes in or disagreements with our accountants on accounting, financial disclosure or any other matter.

Item 9A. Controls and Procedures

Within 90 days prior to the end of the period covered by this report the registrant carried out an evaluation of the effectiveness of the design and operation of disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  This evaluation was done under the supervision and with the participation of registrants President and Principal Financial Officer.  Based on that Evaluation he concluded that the registrant’s disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy the registrant’s disclosure obligations under the Exchange Act.

There were no significant changes in the registrant’s disclosure control and procedure, in factors that could significantly affect those controls and procedures since their most recent evaluation.

Item 9A(T). Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial report for the company.  Internal control over financial reporting is to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes maintain records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; providing reasonable assurance that receipts and expenditures of company assets are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition , use or disposition of company assets that could have a material effect on our financial statements would be prevented or detected.

As of April 30, 2010 management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company's Chief Financial Officer in connection with the review of our financial statements as of April 30, 2010 and communicated to our management.

Management believes that the material weaknesses set forth in items (2), (3) and (4) above did not have an effect on the Company's financial results. However, management believes that the lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures can result in the Company's determination to its financial statements for the future years.

We are committed to improving our financial organization. As part of this commitment, we will create a position to  segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to the Company: i) Appointing one or more outside directors to our board of directors who shall be appointed to the audit committee of the Company resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures; and ii) Preparing and implementing sufficient written policies and checklists which will set forth procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements.

Management believes that the appointment of more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on the Company's Board. In addition, management believes that preparing and implementing sufficient written policies and checklists will remedy the following material weaknesses (i) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (ii) ineffective controls over period end financial close and reporting processes. Further, management believes that the hiring of additional personnel who have the technical expertise and knowledge will result proper segregation of duties and provide more checks and balances within the department. Additional personnel will also provide the cross training needed to support the Company if personnel turn over issues within the department occur. This coupled with the appointment of additional outside directors will greatly decrease any control and procedure issues the company may encounter in the future.

We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

There have been no significant changes in our internal controls over financial reporting that occurred during the quarter ended April 30, 2010 that have materially affected or are reasonably likely to materially affect, our internal controls over financial reporting.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide management report in the Annual Report.

Part 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our directors serve until their respective successors are elected and qualified. Sylvain Petrari has been elected by the Board of Directors to a term of one (1) year and serves until his successor is duly elected and qualified, or until he is removed from office. The Board of Directors has no nominating or compensation committees. The Company’s current Audit Committee consists solely of Sylvain Petrari, the Company’ sole officer and director.

The names, addresses, ages and positions of our present sole officer and our directors are set forth below:

Name	Age	Position(s)
Sylvain Petrari	49	President, Secretary/ Treasurer, Chief Financial Officer and Chairman of the Board of Directors.

Sylvain Petrari has held his office/position since inception of our company.

Background of Officer and Director

Sylvain Petrari graduated at Culinary Institute of Montreal (ITHQ) and completed the program Certificate of F&B Director from the Hotel and Motel Association of the US.

From February 1990 to December 1991, Mr. Petrari worked as an Executive Chef at Manhattan Bar & Grill, Manhattan Beach, California and from December 1991 to February 1995 as an Executive Sous-Chef at Sheraton Hotel LA Airport and Crowne Plaza Hotel, in California, USA

As main tasks as F&B Director at Holiday Inn Torrance/CA and Sandman Hotel, Longueuil/QC,  in the period of February 1995 to February 2004, Mr. Petrari coordinated, developed and implemented menus for the restaurant and banquet; was in charge of costing for all liquor, wine and beer and implemented a new Asian Restaurant in the Hotel.

From February 2004 to 2006, worked as General Manager at Manoir Rouville Campbell, Mont St-Hilaire, QC.

Mr. Petrari’s last job was as F&B Director at Hotel Place Darmes (apr/2007 to dec/2008) developing all menus with the chef and marketing for the gastronomic restaurant, bar/lounge.

Significant Employees

The Company does not, at present, have any employees other than the current officer and director. We have not entered into any employment agreements, as we currently do not have any employees other than the current officer and director.

Family Relations

There are no family relationships among the Directors and Officers of Singular Chef, Inc.

Involvement in Legal Proceedings

No executive Officer or Director of the Company has been convicted in any criminal proceeding (excluding traffic violations) or is the subject of a criminal proceeding that is currently pending.

No executive Officer or Director of the Company is the subject of any pending legal proceedings.

No Executive Officer or Director of the Company is involved in any bankruptcy petition by or against any business in which they are a general partner or executive officer at this time or within two years of any involvement as a general partner, executive officer, or Director of any business.

Item 11.   Executive Compensation.

Our current executive officer and director has not and does not receive any compensation and has not received any restricted shares awards, options or any other payouts. As such, we have not included a Summary Compensation Table.

There are no current employment agreements between the Company and  its executive officer. Our executive officer and director has agreed to work without remuneration until such time as we receive revenues that are sufficiently necessary to provide proper salaries to the officer and compensate the director for participation. Our executive officer and director has the responsibility of determining the timing of remuneration programs for key personnel based upon such factors as positive cash flow, shares sales, product sales, estimated cash expenditures, accounts receivable, accounts payable, notes payable, and a cash balances.  At this time, management cannot accurately estimate when sufficient revenues will occur to implement this compensation, or the exact amount of compensation.

There are no annuity, pension or retirement benefits proposed to be paid to officers, directors or employees of the corporation in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by Company.

Item 12. Security Ownership of Certain Beneficial Owners and Management and related Stockholder Matters

Title of Class	Name and Address of Beneficial Owner [1]	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	Sylvain Petrari, 1094 Gariepy St.Longueuil, Quebec, Canada J4G 2S7	9,500,000	74.80%
	All Beneficial Owners as a Group (1 person)	9,500,000	74.80%

Item 13. Certain Relationships and Related Transactions, and Director Independence

Currently, there are no contemplated transactions that the Company may enter into with our officers, directors or affiliates. If any such transactions are contemplated we will file such disclosure in a timely manner with the Commission on the proper form making such transaction available for the public to view.

The Company has no formal written employment agreement or other contracts with our current officer and director and there is no assurance that the services to be provided by him will be available for any specific length of time in the future.  Mr. Petrari anticipates devoting at a minimum of ten to fifteen percent of his available time to the Company’s affairs.  The amounts of compensation and other terms of any full time employment arrangements would be determined, if and when, such arrangements become necessary.

Item 14.   Principal Accountant Fees and Services.

For the fiscal year ended April 30, 2010 we expect to incur approximately $4,750 in fees to our principal independent accountants for professional services rendered in connection with the audit of financial statements.

During the fiscal year ended April 30, 2010, we did not incur any other fees for professional services rendered by our principal independent accountants for all other non-audit services which may include, but not limited to, tax related services, actuarial services or valuation services.

PART IV

Item 15. Exhibits

3.1	Articles of Incorporation of Singular Chef, Inc.(incorporated by reference from our Registration Statement on Form S-1 filed on August 11, 2009)

3.2	Bylaws of Singular Chef, Inc. (incorporated by reference from our Registration Statement on Form S-1 filed on August 11, 2009)

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer *

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer **

*     Included in Exhibit 31.1

**    Included in Exhibit 32.1

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        Singular Chef, Inc.

BY:      /s/ Sylvain Petrari

 ----------------------

Sylvain Petrari

President, Secretary Treasurer, Principal Executive Officer,

Principal Financial Officer and Director

Dated:  September 20, 2010