Form 10-Q
period 2010-07-31
SINGULAR CHEF, INC.
filed 2010-09-29
CIK 1467845

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended: July 31, 2010

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ________________ to __________________

      Commission File Number:  333-161240

Singular Chef, Inc.

(Exact name of registrant as specified in its charter)

Nevada

 26-4711535

     (State of or other jurisdiction of incorporation or organization)         (IRS Employer Identification No.)

                  112 North Curry Street, Carson City

         89703-4934

                        (Address of principal executive offices)

(Zip Code)

(775) 321.8247

 (Registrant’s telephone number, including area code)

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

                                                          Yes |X] No |_|

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of September 14, 2010, the registrant had 9,766,000 shares of common stock, $0.001 par value, issued and outstanding.

Index

SINGULAR CHEF, INC.
(A Development Stage Company)

CONDENSED FINANCIAL STATEMENTS

July 31, 2010

Unaudited

CONDENSED BALANCE SHEETS

CONDENSED STATEMENTS OF OPERATIONS

CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

CONDENSED STATEMENTS OF CASH FLOWS

NOTES TO UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

SINGULAR CHEF, INC.
(A Development Stage Company)

CONDENSED BALANCE SHEETS
Unaudited

	July 31, 2010	April 30, 2010

ASSETS

CURRENT ASSETS
Cash	$261	$261
TOTAL ASSETS	$261	$261

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$21,716	$18,263
Loans from Related Party	1,670	1,570
TOTAL CURRENT LIABILITIES	$23,386	$19,833

STOCKHOLDERS’ EQUITY ( DEFICIT )
Capital stock
Authorized
75,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
9,766,000 & 9,500,000 shares at July 31, 2010 and April 30, 2010, respectively	$9,766	$9,500
Additional Paid in Capital	6,021	-
Subscriptions Receivable	(6,287)	-
Deficit accumulated during the development stage	(32,625)	(29,072)
TOTAL STOCKHOLDERS’ EQUITY/(DEFICIT)	$(23,125)	$(19,572)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY/(DEFICIT)	$261	$261

The accompanying notes are an integral part of these financial statements

SINGULAR CHEF, INC.
(A Development Stage Company)

CONDENSED STATEMENTS OF OPERATIONS
Unaudited

			Cumulative results
	3 months	3 months	from inception
	ended	ended	(April 9, 2009) to
	July 31, 2010	July 31, 2009	July 31, 2010
REVENUE

Revenues	$-	$-	$-
Total Revenues	$-	$-	$-

EXPENSES

Office and general	$275	$900	$5,997
Professional Fees	3,278	7,388	26,628
Loss before income taxes	$3,553	$8,288	$32,625

Provision for income taxes	$-	$-	$-
NET LOSS	$(3,553)	$(8,288)	$(32,625)

BASIC AND DILUTED LOSS PER COMMON SHARE
	$-	$-

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING

	9,572,587	9,500,000

The accompanying notes are an integral part of these financial statements

SINGULAR CHEF, INC.
(A Development Stage Company)

CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
From inception (April 9, 2009) to July 31, 2010

Unaudited

					Deficit
	Common Stock				accumulated
			Additional	Share	during the
	Number of		Paid-in	Subscriptions	development
	shares	Amount	Capital	Receivable	stage	Total
Balance at Inception, April 9, 2009	-	$-	$-	$-	$-	$-

Common stock issued for cash at $0.001
per share on April 30, 2009	9,500,000	$9,500	$-	$(9,500)	$-	$-

Net loss for the period ended
April 30, 2009					(1,070)	(1,070)

Balance, April 30, 2009	9,500,000	$9,500	$-	$(9,500)	$(1,070)	$(1,070)
Subscription Receivable on
October 8, 2009				9,500		9,500

Net loss for the year ended
April 30, 2010	-	-	-	-	(28,002)	(28,002)

Balance, April 30, 2010	9,500,000	$9,500	$-	$-	$(29,072)	$(19,572)
Common Shares issued for Subscriptions receivable in
June/July 2010 at $0.024 per share	266,000	266	6,021	(6287)		-

Net loss for the period ended
July 31, 2010	-	-	-	-	(3,553)	(3,553)

Balance, July 31, 2010	9,766,000	$9,766	$6,021	$(6,287)	$(32,625)	$(23,125)

The accompanying notes are an integral part of these financial statements

SINGULAR CHEF, INC.
(A Development Stage Company)

CONDENSED STATEMENTS OF CASH FLOWS
Unaudited

	3 months	3 months	April 9, 2009
	ended	ended	(date of inception) to
	July 31, 2010	July 31, 2009	July 31, 2010

OPERATING ACTIVITIES
Net loss	$(3,553)	$(8,288)	$(32,625)
Adjustment to reconcile net loss to net cash
used in operating activities
Expenses paid on company's behalf by related party	100	-	1,170
Increase (decrease) in accrued expenses	$3,453	$8,288	$21,716

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
	$-	$-	$(9,739)

FINANCING ACTIVITIES
Proceeds from sale of common stock	-	-	9500
Loan from Related Party	-	-	500
NET CASH PROVIDED BY FINANCING ACTIVITIES
	$-	$-	$10,000

NET INCREASE ( DECREASE) IN CASH	$-	$-	$261

CASH, BEGINNING OF PERIOD	$261	$-	$-

CASH, END OF PERIOD	$261	$-	$261

Supplemental cash flow information and noncash financing activities:
Cash paid for:
Interest	$-	$-	$-

Income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements

SINGULAR CHEF, INC.
(A Development Stage Company)
NOTES TO THE UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

July 31, 2010

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at July 31, 2010, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s April 30, 2010 audited financial statements.  The results of operations for the periods ended July 31, 2010 and the same period last year are not necessarily indicative of the operating results for the full years.

NOTE 2 – GOING CONCERN

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As at July 31, 2010, the Company has an accumulated deficit of $32,625, since inception The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking equity and/or debt financing. However management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

SINGULAR CHEF, INC.
(A Development Stage Company)
NOTES TO THE UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

July 31, 2010

NOTE 3 – CAPITAL STOCK

The Company’s capitalization is 75,000,000 common shares with a par value of $0.001 per share. No preferred shares have been authorized or issued.

On April 30, 2009, the President was issued 9,500,000 common shares for cash, which was received on October 8, 2009.

During June and July of 2010, the Company issued 266,000 common shares for subscriptions receivable.

As of July 31, 2010, the Company has not granted any stock options and has not recorded any stock-based compensation.

NOTE 4 – LOAN PAYABLE – RELATED PARTY LOANS

The Company has received $1,670 and $1,570 in loans from related parties as of July 31, 2010 and April 30, 2010, respectively. These loans are payable on demand and without interest.

NOTE 5 - RECENT ACCOUNTING PRONOUNCEMENTS

The company has evaluated all the recent accounting pronouncements and believes that none of them will have a material effect on the company’s financial statement.

NOTE 6 - SUBSEQUENT EVENTS

In August 2010, the Company received payment for the 266,000 shares of common stock issued in June and July of 2010 at $0.024 per share for a total of $6,287.

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were available to be issued and has determined that there are no further events to disclose.

Item 2. Management`s Discussion and Analysis of Financial Condition and Results of Operations

This section of this report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance.  Forward looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions or words which, by their nature, refer to future events.  You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report.  These forward looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

Overview

Singular Chef, Inc. ("Singular Chef", "the Company", “our” or "we") was incorporated in the State of Nevada as a for-profit company on April 09, 2009.  The Company is a development stage company that intends to provide specialized step-by-step cooking tutorials through our website for monthly subscribers and on pay-per-view basis.

We plan on targeting our marketing efforts on subscribers that are interested in quick, tasty and easy-to-prepare recipes.

Plan of Operation

The Company has not yet generated any revenue from its operations.  As of the fiscal quarter ended July 31, 2010 we had $261 of cash on hand. We incurred operating expenses in the amount of $3,553 in the quarter ended July 31, 2010. In the quarter ended July 31, 2009 the total expenses were in the amount of $8,288. These operating expenses were comprised of professional auditor fees, office and general expenses. In the quarter ended July 31, 2009 was also included professional legal fees.

Our current cash holdings will not satisfy our liquidity requirements and we will require additional financing to pursue our planned business activities.  We have registered 3,200,000 of shares from our common stock for sale to the public.  Our registration statement became effective on May 03, 2010 and we are in the process of seeking equity financing to fund our operations over the next 12 months.

Management believes that if subsequent private placements are successful, we will generate sales revenue within the following twelve months thereof. However, additional equity financing may not be available to us on acceptable terms or at all, and thus we could fail to satisfy our future cash requirements.

If Singular Chef is unsuccessful in raising the additional proceeds through a private placement offering it will then have to seek additional funds through debt financing, which would be very difficult for a new development stage company to secure. Therefore, the company is highly dependent upon the success of the anticipated private placement offering described herein and failure thereof would result in Singular Chef having to seek capital from other resources such as debt financing, which may not even be available to the company. However, if such financing were available, because Singular Chef is a development stage company with no operations to date, it would likely have to pay additional costs associated with high risk loans and be subject to an above market interest rate. At such time these funds are required, management would evaluate the terms of such debt financing and determine whether the business could sustain operations and growth and manage the debt load. If Singular Chef cannot raise additional proceeds via a private placement of its common stock or secure debt financing it would be required to cease business operations. As a result, investors in Singular Chef common stock would lose all of their investment.

Our specific goal will be marketing Singular Chef’s subscription-based website to individuals that are interested in prepare various quick, tasty and easy dishes.  We intend to accomplish the foregoing through the following milestones:

1.

We plan to initiate our business operations, after raising enough funds, establishing our office and acquiring a computer and office items. We estimate that establishing our offices will take up to 60 days. We intend to retain a web designer to fully develop our website. We believe that it will cost about $20,000 to establish our office with the necessary computer equipment/software and website. We do not intend to hire employees. Our sole officer and director will handle our administrative duties.

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

Off Balance Sheet Arrangement

The company is dependent upon the sale of its common shares to obtain the funding necessary to carry out its business plan.  Our President, Sylvain Petrari has undertaken to provide the Company with operating capital to sustain its business over the next twelve month period, as the expenses are incurred, in the form of a non-secured loan. However, there is no contract in place or written agreement securing these agreements.  Investors should be aware that Mr. Petrari’s intentions are not under contract or agreement with the Company.

Other than the above described situation the Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not required.

Item 4. Controls and Procedures

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as required by Sarbanes-Oxley (SOX) Section 404 A. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

As of July 31, 2010 management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company's Chief Financial Officer in connection with the review of our financial statements as July 31, 2010 and communicated the matters to our management.

Management believes that the material weaknesses set forth in items (2), (3) and (4) above did not affect the Company's financial results. However, management believes that the lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures can affect the Company's results and its financial statements for the future years.

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

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on the Company's Board. In addition, management believes that preparing and implementing sufficient written policies and checklists will remedy the following material weaknesses (i) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (ii) ineffective controls over period end financial close and reporting processes. Further, management believes that the hiring of additional personnel who have the technical expertise and knowledge will result proper segregation of duties and provide more checks and balances within the department. Additional personnel will also provide the cross training needed to support the Company if personnel turn over issues within the department occur. This coupled with the appointment of additional outside directors will greatly decrease any control and procedure issues the company may encounter in the future.

We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 under the Exchange Act that occurred during the small business issuer's last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated.

No director, officer, or affiliate of the issuer and no owner of record or beneficiary of more than 5% of the securities of the issuer, or any security holder is a party adverse to the small business issuer or has a material interest adverse to the small business issuer.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

        None.

Item 3. Defaults Upon Senior Securities

        None

Item 4. Submission of Matters to a Vote Security Holders

        None

Item 5. Other Information

    None

Item 6. Exhibits

3.1

Articles of Incorporation [1]

3.2

By-Laws [1]

31.1

Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer

31.2

Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer *

32.1

Section 1350 Certification of Chief Executive Officer

32.2

Section 1350 Certification of Chief Financial Officer **

[1]     Incorporated by reference from the Company’s filing with the Commission on August 11, 2009.

*     Included in Exhibit 31.1

**    Included in Exhibit 32.1

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Singular Chef, Inc.

BY:  /s/ Sylvain Petrari

------------------------------

Sylvain Petrari

President, Secretary Treasurer, Principal Executive Officer,

Principal Financial Officer and sole Director

Dated:  September 27, 2010