Form 10-Q
period 2010-10-31
SINGULAR CHEF, INC.
filed 2010-12-17
CIK 1467845

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended: October 31, 2010

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

                                                          Yes |X] No |_|

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of December 13, 2010, the registrant had 9,766,000 shares of common stock, $0.001 par value, issued and outstanding.

Index

SINGULAR CHEF, INC.
(A Development Stage Company)

CONDENSED FINANCIAL STATEMENTS

October 31, 2010

Unaudited

CONDENSED BALANCE SHEETS

CONDENSED STATEMENTS OF OPERATIONS

CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

CONDENSED STATEMENTS OF CASH FLOWS

NOTES TO UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

SINGULAR CHEF, INC.
(A Development Stage Company)

CONDENSED BALANCE SHEETS
Unaudited

	October 31, 2010	April 30, 2010

ASSETS

CURRENT ASSETS
Cash	$417	$261
TOTAL CURRENT ASSETS	$417	$261

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$19,935	$18,263
Loans from Related Party	4,670	1,570
TOTAL CURRENT LIABILITIES	$24,605	$19,833

STOCKHOLDERS' EQUITY ( DEFICIT )
Capital stock
Authorized
75,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
9,766,000 & 9,500,000 shares at October 31, 2010 & April 30, 2010 respectively	$9,766	$9,500
Additional Paid in Capital	6,021	-
Deficit accumulated during the development stage	(39,975)	(29,072)
TOTAL STOCKHOLDERS’ EQUITY/(DEFICIT)	$(24,188)	$(19,572)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY/(DEFICIT)	$417	$261

The accompanying notes are an integral part of these financial statements

SINGULAR CHEF, INC.
(A Development Stage Company)

CONDENSED STATEMENTS OF OPERATIONS
Unaudited

					Cumulative results
	3 months	3 months	6 months	6 months	from inception
	ended	ended	ended	ended	(April 9, 2009) to
	October 31, 2010	October 31, 2009	October 31, 2010	October 31, 2009	October 31, 2010
REVENUE

Revenues	$-	$-	$-	$-	$-
Total Revenues	$-	$-	$-	$-	$-

EXPENSES

Office and general	$3,300	$796	$3,575	$1,876	$9,297
Professional Fees	4,050	4,605	7,328	11,993	30,678
Total Expenses before Provision for Income Tax	$7,350	$5,401	$10,903	$13,869	$39,975

Provision for Income Tax	-	-	-	-	-

NET LOSS	$(7,350)	$(5,401)	$(10,903)	$(13,869)	$(39,975)

BASIC AND DILUTED LOSS PER COMMON SHARE
	$-	$-	$-	$-

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING

	$9,766,000	$9,500,000	9,669,293	9,500,000

The accompanying notes are an integral part of these financial statements

SINGULAR CHEF, INC.
(A Development Stage Company)

CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
From inception (April 9, 2009) to October 31, 2010

Unaudited

					Deficit
	Common Stock				accumulated
			Additional	Share	during the
	Number of		Paid-in	Subscriptions	development
	shares	Amount	Capital	Receivable	stage	Total

Common stock issued for cash at $0.001
per share on April 30, 2009	9,500,000	$9,500	$-	$(9,500)	$-	$-

Net loss for the period ended
April 30, 2009					(1,070)	(1,070)

Balance, April 30, 2009	9,500,000	$9,500	$-	$(9,500)	$(1,070)	$(1,070)
Subscription Receivable on
October 8, 2009				9,500		9,500

Net loss for the year ended
April 30, 2010	-	-	-	-	(28,002)	(28,002)

Balance, April 30, 2010	9,500,000	$9,500	$-	$-	$(29,072)	$(19,572)
Subscription Receivable on
June/July 2010 at $0.024 per share	266,000	266	6,021	(6,287)		-

Subscription Receivable on
August 8, 2010				6,287		6,287

Net loss for the period ended
October 31, 2010	-	-	-	-	(10,903)	(10,903)

Balance, October 31, 2010	9,766,000	$9,766	$6,021	$-	$(39,975)	$(24,188)

The accompanying notes are an integral part of these financial statements

SINGULAR CHEF, INC.
(A Development Stage Company)

CONDENSED STATEMENTS OF CASH FLOWS
Unaudited

	6 months	6 months	April 9, 2009
	ended	ended	(date of inception) to
	October 31, 2010	October 31, 2009	October 31, 2010

OPERATING ACTIVITIES
Net loss	$(10,903)	$(13,869)	$(39,975)
Adjustment to reconcile net loss to net cash
used in operating activities
Expenses paid on company's behalf by related party	3,100	180	4,170
Increase (decrease) in accrued expenses	$1,672	$9,700	$19,935

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
	$(6,131)	$(3,989)	$(15,870)

FINANCING ACTIVITIES
Proceeds from sale of common stock	6,287	9,500	15,787
Subscription Receivable		-
Loan from Related Party	-	500	500
NET CASH PROVIDED BY FINANCING ACTIVITIES
	$6,287	$10,000	$16,287

NET INCREASE ( DECREASE) IN CASH	$156	$6,011	$417

CASH, BEGINNING OF PERIOD	$261	$-	$-

CASH, END OF PERIOD	$417	$6,011	$417

Supplemental cash flow information and noncash financing activities:
Cash paid for:
Interest	$-	$-	$-

Income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements

SINGULAR CHEF, INC.
(A Development Stage Company)
NOTES TO THE UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

October 31, 2010

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at October 31, 2010, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s April 30, 2010 audited financial statements.  The results of operations for the periods ended October 31, 2010 and the same period last year are not necessarily indicative of the operating results for the full years.

NOTE 2 – GOING CONCERN

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern.  This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company has a working capital deficit of $24,188, an accumulated deficit of $39,975 and net loss from operations since inception of $39,975. The Company does not have a source of revenue sufficient to cover its operation costs giving substantial doubt for it to continue as a going concern. The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan, or merge with an operating company.  There can be no assurance that the Company will be successful in either situation in order to continue as a going concern.  The Company is funding its initial operations by way of issuing Founder’s shares.

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

October 31, 2010

NOTE 3 - CAPITAL STOCK

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

As of October 31, 2010, the Company has not granted any stock options and has not recorded any stock-based compensation.

NOTE 4 - RELATED PARTY TRANSACTIONS

The Company has received $0 and $500 in loans from related parties as of October 31, 2010 and April 30, 2010, respectively. These loans are payable on demand and without interest.  As of October 31, 2010 and April 30, 2010, a related party paid expenses on behalf of the Company in the amounts of $3100 and $1,070, respectively.

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

Plan of Operation

The Company has not yet generated any revenue from its operations.  As of the fiscal quarter ended October 31, 2010 we had $417 of cash on hand, at April 30, 2010 we had $261 cash on hand. We incurred operating expenses in the amount of $7,350 in the quarter ended October 31, 2010. In the quarter ended October 31, 2009 the total expenses were in the amount of $5,401. These operating expenses were comprised of professional auditor fees, office and general expenses.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not required.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer (“CEO”), who is also our Chief Financial Officer (“CFO”), the Company’s principal executive officer and principal financial officer, of the design and effectiveness of our “disclosure controls and procedures” (as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on this evaluation, our CEO/CFO concluded that as of the end of the period covered by this report these disclosure controls and procedures were not effective. The conclusion that our disclosure controls and procedures were not effective was due to the presence of the following material weaknesses in disclosure controls and procedures which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment as the Company had only one officer (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC Guidelines; and (iii) inadequate security and restricted access to computer systems including insufficient disaster recovery plans; and (iv) no written whistleblower policy. Our CEO/CFO plans to implement appropriate disclosure controls and procedures to remediate these material weaknesses, including (i) appointing additional qualified personnel to address inadequate segregation of duties and ineffective risk management; (ii) adopt sufficient written policies and procedures for accounting and financial reporting and a whistle blower policy; and (iii) implement sufficient security and restricted access measures regarding our computer systems and implement a disaster recovery plan.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Dated:  December 17, 2010