Form 10-Q
period 2011-01-31
SINGULAR CHEF, INC.
filed 2011-03-17
CIK 1467845

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	January 31, 2011

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	___________	to	____________

Commission file number:		333-161240

Singular Chef, Inc.
(Exact name of registrant as specified in its charter)

Nevada			26-4711535
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

112 North Curry Street, Carson City, NV 89703-4934
(Address of principal executive offices) (Zip Code)

(775)321.8247
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

Yes |X| No |_|

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes | | No | |
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
Yes |X| No |_|
The number of shares outstanding of the Registrant's Common Stock as March 15, 2011 was 9,766,000 shares of common stock, $0.001 par value, issued and outstanding.

SINGULAR CHEF, INC.
(A Development Stage Company)

CONDENSED FINANCIAL STATEMENTS

January 31, 2011

Unaudited

CONDENSED BALANCE SHEETS

CONDENSED STATEMENTS OF OPERATIONS

CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

CONDENSED STATEMENTS OF CASH FLOWS

NOTES TO UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

SINGULAR CHEF, INC.
(A Development Stage Company)

CONDENSED BALANCE SHEETS
Unaudited

	January 31, 2011	April 30, 2010

ASSETS

CURRENT ASSETS
Cash	$216	$261
Prepaid Expenses	219	-
TOTAL CURRENT ASSETS	$435	$261

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$25,772	$18,263
Loans from Related Party	4,670	1,570
TOTAL CURRENT LIABILITIES	$30,442	$19,833

STOCKHOLDERS' EQUITY ( DEFICIT )
Capital stock
Authorized
75,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
9,766,000 & 9,500,000 shares at January 31, 2011 & April 30,2010 respectively	$9,766	$9,500
Additional Paid in Capital	6,020	-
Subscription Receivable	-	-
Deficit accumulated during the development stage	(45,793)	(29,072)
TOTAL STOCKHOLDERS’ EQUITY/(DEFICIT)	$(30,007)	$(19,572)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY/(DEFICIT)	$435	$261

The accompanying notes are an integral part of these financial statements

SINGULAR CHEF, INC.
(A Development Stage Company)

CONDENSED STATEMENTS OF OPERATIONS
Unaudited

					Cumulative results
	3 months	3 months	9 months	9 months	from inception
	ended	ended	ended	ended	(April 9, 2009) to
	January 31, 2011	January 31, 2010	January 31, 2011	January 31, 2010	January 31, 2011
REVENUE

Revenues	$-	$-	$-	$-	$-
Total Revenues	$-	$-	$-	$-	$-

EXPENSES

Office and general	$200	$-	$3,775	$1,876	$9,497
Professional Fees	5,618	3,500	12,946	15,493	36,296
Total Expenses, before provision of income taxes	$5,818	$3,500	$16,721	$17,369	$45,793

Provision for income taxes	-	-	-	-	-

NET LOSS	$(5,818)	$(3,500)	$(16,721)	$(17,369)	$(45,793)

BASIC AND DILUTED LOSS PER COMMON SHARE
	$-	$-	$-	$-

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING

	$9,706,000	$9,500,000	9,660,225	9,500,000

The accompanying notes are an integral part of these financial statements
5

SINGULAR CHEF, INC.
(A Development Stage Company)

CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
From inception (April 9, 2009) to January 31, 2011

Unaudited

					Deficit
	Common Stock				accumulated
			Additional	Share	during the
	Number of		Paid-in	Subscriptions	development
	shares	Amount	Capital	Receivable	stage	Total

Common stock issued for cash at $0.001
per share on April 30, 2009	9,500,000	$9,500	$-	$(9,500)	$-	$-

Net loss for the period ended
April 30, 2009					(1,070)	(1,070)

Balance, April 30, 2009	9,500,000	$9,500	$-	$(9,500)	$(1,070)	$(1,070)
Subscription Receivable on
October 8, 2009				9,500		9,500

Net loss for the year ended
April 30, 2010	-	-	-	-	(28,002)	(28,002)

Balance, April 30, 2010	9,500,000	$9,500	$-	$-	$(29,072)	$(19,572)
Common shares issued for cash
June/July 2010 at $0.024 per share	266,000	266	6,020	(6,286)		-

Subscription Receivable on
August 8, 2010				6,286		6,286

Net loss for the period ended
January 31, 2011	-	-	-	-	(16,721)	(16,721)

Balance, January 31, 2011	9,766,000	$9,766	$6,020	$-	$(45,793)	$(30,007)

The accompanying notes are an integral part of these financial statements

6

SINGULAR CHEF, INC.
(A Development Stage Company)

CONDENSED STATEMENTS OF CASH FLOWS
Unaudited

	9 months	9 months	April 9, 2009
	ended	ended	(date of inception) to
	January 31, 2011	January 31, 2010	January 31, 2011
OPERATING ACTIVITIES
Net loss	$(16,721)	$(17,369)	$(45,793)
Adjustment to reconcile net loss to net cash
used in operating activities
Expenses paid on company's behalf by related party	3,100	180	4,170
Increase (decrease) in prepaid expenses	(219)	-	(219)
Increase (decrease) in accrued expenses	$7,508	$9,200	$25,772

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
	$(6,332)	$(7,989)	$(16,070)

FINANCING ACTIVITIES
Proceeds from sale of common stock	6,286	9,500	15,786
Loan from Related Party	-	500	500
NET CASH PROVIDED BY FINANCING ACTIVITIES
	$6,286	$10,000	$16,286

NET INCREASE ( DECREASE) IN CASH	$(45)	$2,011	$216

CASH, BEGINNING OF PERIOD	$261	$-	$-

CASH, END OF PERIOD	$216	$2,011	$216

Supplemental cash flow information and noncash financing activities:
Cash paid for:
Interest	$-	$-	$-

Income taxes	$-	$-	$-
The accompanying notes are an integral part of these financial statements

SINGULAR CHEF, INC.

(A Development Stage Company)

NOTES TO THE UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

January 31, 2011

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at January 31, 2011, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s April 30, 2010 audited financial statements.  The results of operations for the periods ended January 31, 2011 and the same period last year are not necessarily indicative of the operating results for the full years.

NOTE 2 – GOING CONCERN

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern.  This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company has a working capital deficit of $30,007, an accumulated deficit of $45,793 and net loss from operations since inception of $45,793. The Company does not have a source of revenue sufficient to cover its operation costs giving substantial doubt for it to continue as a going concern. The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan, or merge with an operating company.  There can be no assurance that the Company will be successful in either situation in order to continue as a going concern.  The Company is funding its initial operations by way of issuing Founder’s shares.

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

January 31, 2011

NOTE 3 - CAPITAL STOCK

The Company’s capitalization is 75,000,000 common shares with a par value of $0.001 per share.  No preferred shares have been authorized or issued.

On April 30, 2009, the President was issued 9,500,000 common shares at $0.001 per share for a total of $9,500 cash, which was received on October 8, 2009.

During June and July of 2010, the Company issued 266,000 common shares at $0.024 per share for a total of $6,286 cash, which was received in August of 2010.

As of January 31, 2011, the Company has not granted any stock options and has not recorded any stock-based compensation.

NOTE 4 - RELATED PARTY TRANSACTIONS

The Company has received $4,670 and $1,570 in loans from related parties as of January 31, 2011 and April 30, 2010, respectively. These loans are payable on demand and without interest.

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

Overview

Singular Chef, Inc. ("Singular Chef", "the Company", “our” or "we") was incorporated in the State of Nevada as a for-profit company on April 09, 2009.  The Company is a development stage company that intends to provide specialized step-by-step cooking tutorials through the website we are currently developing for monthly subscribers and on pay-per-view basis.

We plan on targeting our marketing efforts on subscribers that are interested in quick, tasty and easy-to-prepare recipes.

Plan of Operation

The Company has not yet generated any revenue from its operations.  As of the fiscal quarter ended January 31, 2011 we had $216 of cash on hand as compared to $261 at April 30, 2010, our fiscal year end. We incurred operating expenses in the amount of $5,818 in the quarter ended January 31, 2011 as compared to $3,500 in the quarter ended January 31, 2010. These operating expenses were comprised of professional fees and office and general expenses.

We incurred operating expenses in the amount of $5,818 in the fiscal quarter ended January 31, 2011 and total expenses of $3,500 in the fiscal quarter ended January 31, 2010. The operating expenses were in the amount of $16,721 for the 9 month period ended January 31, 2011 and of $17,369 for the 9 month period ended January 31, 2010. These expenses were comprised of professional legal and auditor fees and office and general expenses.   Since inception we have incurred operating expenses of $45,793 which includes incorporation fees.

Our current cash holdings will not satisfy our liquidity requirements and we will require additional financing to pursue our planned business activities. We are in the process of seeking equity financing to fund our operations over the next 12 months, we are preparing an private placement offering memorandum to raise additionally capital,. If we are unsuccessful in raising funds through private placements the company will look for debt financing or debt financing with a convertible option into common shares.

Management believes that if subsequent private placements are successful, we will generate sales revenue within the following twelve months thereof. However, additional equity financing may not be available to us on acceptable terms or at all, and thus we could fail to satisfy our future cash requirements.

If Singular Chef is unsuccessful in raising the additional proceeds through a private placement offering it will then have to seek additional funds through debt financing, which would be very difficult for a new development stage company to secure. Therefore, the company is highly dependent upon the success of the anticipated private placement offering described herein and failure thereof would result in Singular Chef having to seek capital from other resources such as debt financing, which may not even be available to the company. However, if such financing were available, because Singular Chef is a development stage company with no operations to date, it would likely have to pay additional costs associated with high risk loans and be subject to an above market interest rate. At such time these funds are required, management would evaluate the terms of such debt financing and determine whether the business could sustain operations and growth and manage the debt load. If Singular Chef cannot raise additional proceeds via a private placement of its common stock or secure debt financing, it would be required to cease business operations. As a result, investors in Singular Chef common stock would lose all of their investment.

Our specific goal will be marketing Singular Chef’s subscription-based website, which is under development, to individuals that are interested in preparing various quick, tasty and easy dishes.  We intend to accomplish the foregoing through the following in the next two quarters:

1.

We plan to establish our web presence and computer services by contracting an existing server farm that has to on demand capabilities to meet bandwidth growth as it happens. Such sever farms and services providers have lower bandwidth costs, better redundancy, better back up systems and a more stable environment than the company could afford to establish on its own.

2.

We plan to contact various film schools to seek out young producers and cinematographers that would be interested in producing and filming our cooking videos for us. It is possible that these students will be able to use the work they do for the company as practicum for their courses and receive credit.

3.

We plan to contact various cooking schools looking for students that would be interested in sharing recipes and appearing on camera to demonstrate these recipes. It is possible that these students will be able to use the work they do for the company as practicum for their courses and receive credit.

Management does not plan to hire additional employees at this time. Our President will be responsible for the initial product sourcing of products and personnel. We intend to hire sales representatives initially on a commission only basis to keep administrative overhead to a minimum.  We will use third party web designers to build and maintain our under development website.

We do not expect to be purchasing or selling plant or significant equipment during the next twelve months.

Capital Resources

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

Off Balance Sheet Arrangement

The company is dependent upon the sale of its common shares to obtain the funding necessary to carry its business plan.  Our President, Sylvain Petrari has undertaken to provide the Company with operating capital to sustain its business over the next twelve month period, as the expenses are incurred, in the form of a non-secured loan. However, there is no contract in place or written agreement securing these agreements.  Investors should be aware that Mr. Petrari’s expression is neither a contract nor agreement between him and the company.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not required.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based upon an evaluation of the effectiveness of disclosure controls and procedures, our principal executive and financial officer  has concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) were not effective.  As reported in our Annual Report on Form 10-K for the year ended  April 30,2010, the Company’s principal executive and financial officer has determined that there are material weaknesses in our disclosure controls and procedures.

The material weaknesses in our disclosure control procedures are as follows:

1.           Lack of formal policies and procedures necessary to adequately review significant accounting transactions. The Company utilizes a third party independent contractor for the preparation of its financial statements. Although the financial statements and footnotes are reviewed by our management, we do not have a formal policy to review significant accounting transactions and the accounting treatment of such transactions. The third party independent contractor is not involved in the day to day operations of the Company and may not be provided information from management on a timely basis to allow for adequate reporting/consideration of certain transactions.

2.            Audit Committee and Financial Expert. The Company does not have a formal audit committee with a financial expert, and thus the Company lacks the board oversight role within the financial reporting process.

We intend to initiate measures to remediate the identified material weaknesses including, but not necessarily limited to, the following:

•

 Establishing a formal review process of significant accounting transactions that includes participation of the Chief Executive Officer, the Chief Financial Officer and the Company’s corporate legal counsel.

•

 Form an Audit Committee that will establish policies and procedures that will provide the Board of Directors a formal review process that will among other things, assure that management controls and procedures are in place and being maintained consistently.

Changes in Internal Controls over Financial Reporting

As reported in our Annual Report on Form 10-K for the year ended April 30, 2010, management is aware that there is significant deficiency and a material weakness in our internal control over financial reporting and therefore has concluded that the Company’s internal controls over financial reporting were not effective as of April 30, 2010. The significant deficiency relates to a lack of segregation of duties due to the small number of employees involvement with general administrative and financial matters.  The material weakness relates to a lack of formal policies and procedures necessary to adequately review significant accounting transactions.

There have not been any changes in the Company's internal control over financial reporting during the quarter ended January 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.”

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

Item 2. Unregistered Sales of Equity Securities and  Use of Proceeds

        None.

Item 3. Defaults Upon Senior Securities

        None

Item 4. (Removed and Reserved)

Item 5. Other Information

    None

Item 6. Exhibits

Exhibit No.	Document Description
3.1	Articles of Incorporation [1]

3.2	By-Laws [1]

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer *

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer **

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

Dated:  March 17, 2011