Form 10-K
period 2011-04-30
SINGULAR CHEF, INC.
filed 2011-07-06
CIK 1467845

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:	April 30, 2011

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	___________	to	____________

Commission file number:	333-161240

Singular Chef, Inc.
(Exact name of registrant as specified in its charter)
Nevada			26-4711535
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

112 North Curry Street - Carson City - Nevada 89703-4934
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code		(775) 321-8247

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
Yes |X| No |_|

The aggregate value of voting and non-voting common equity held by non-affiliates of the registrant was $15,786 as of April 30, 2011, the last business day of the registrant’s most recently completed fiscal year.

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

Plan of Operation

Our specific goal will be marketing Singular Chef’s subscription-based website, which is under development, to individuals that are interested in preparing various quick, tasty and easy dishes.  We intend to accomplish the foregoing through the following in the next quarter:

1.

We plan to establish our web presence and computer services by contracting an existing server farm that has to on demand capabilities to meet bandwidth growth as it happens. Such sever farms and services providers have lower bandwidth costs, better redundancy, better backup systems and a more stable environment than the company could afford to establish on its own.

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

Item 4. (Remove and Reserved)

PART II

Item 5.  Market for Registrants Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities

As of April 30, 2011 the President was issued 9,500,000 common shares.  The company has not paid cash dividends and has no outstanding options as of April 30, 2011.

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

Our auditor’s report on our April 30, 2011 financial statements expresses an opinion that substantial doubt exists as to whether we can continue as an ongoing business. Since our officer and director may be unwilling or unable to loan or advance us additional capital, we believe that if we do not raise additional capital over the next 12 months, we may be required to suspend or cease the implementation of our business plans. See “April 30, 2011 Audited Financial Statements - Auditors Report.”

As of April 30, 2011, Singular Chef had $217 cash on hand and in the Trust Account. Management believes this amount will not satisfy our cash requirements for the next twelve months or until such time that additional proceeds are raised. We plan to satisfy our future cash requirements - primarily the working capital required for the development of our course guides and marketing campaign and to offset legal and accounting fees - by additional equity financing. This will likely be in the form of private placements of common stock.

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

We did not generate any revenue during the fiscal year ended April 30, 2011.  As of the fiscal year ended April 30, 2011 we had $217 of cash on hand in the Trust Account. We incurred operating expenses in the amount of $16,323 in the fiscal year ended April 30, 2011 as compared to $28,002 at April 30, 2010. The operating expenses as of the fiscal year ended April 30, 2011 were comprised of professional legal and auditor fees and office and general expenses.   Since inception we have incurred operating expenses of $45,395 which includes incorporation fees.

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

Item 8. Financial Statements and Supplementary Data

SINGULAR CHEF, INC.
(A Development Stage Company)

FINANCIAL STATEMENTS

April 30, 2011

Audited

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

STATEMENTS OF CASH FLOWS

NOTES TO FINANCIAL STATEMENTS

SEALE AND BEERS, CPAs

PCAOB & CPAB REGISTERED AUDITORS

www.sealebeers.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Singular Chef, Inc.

(A Development Stage Company)

We have audited the accompanying balance sheets of Singular Chef, Inc. (A Development Stage Company) as of April 30, 2011 and 2010, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years ended April 30, 2011 and 2010, and from inception on April 9, 2009 through April 30, 2011. Singular Chef, Inc.’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting.  Accordingly we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Singular Chef, Inc. (A Development Stage Company) as of April 30, 2011 and 2010, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years ended April 30, 2011 and 2010, and from inception on April 9, 2009 through April 30, 2011, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the financial statements, the Company has had a loss from operations of $45,395, an accumulated deficit of $45,395, working capital deficit of $29,609 and has earned no revenues since inception, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Seale and Beers, CPAs

Seale and Beers, CPAs

Las Vegas, Nevada

June 16, 2011

50 S. Jones Blvd. Suite 202 Las Vegas, NV 89107 Phone: (888)727-8251 Fax: (888)782-2351

SINGULAR CHEF, INC.
(A Development Stage Company)

BALANCE SHEETS
Audited

	April 30, 2011	April 30, 2010

ASSETS

CURRENT ASSETS
Cash	$217	$261
TOTAL CURRENT ASSETS	$217	$261

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$20,406	$18,263
Loans from Related Party	9,420	1,570
TOTAL CURRENT LIABILITIES	$29,826	$19,833

STOCKHOLDERS' EQUITY ( DEFICIT )
Capital stock
Authorized
75,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
9,766,000 & 9,500,000 shares at April 30, 2011 & April 30,2010 respectively	$9,766	$9,500
Additional Paid in Capital	6,020	-
Deficit accumulated during the development stage	(45,395)	(29,072)
TOTAL STOCKHOLDERS' EQUITY/(DEFICIT)	$(29,609)	$(19,572)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)	$217	$261

The accompanying notes are an integral part of these financial statements

SINGULAR CHEF, INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS
Audited

			Cumulative results
	Year	Year	from inception
	ended	ended	(April 9, 2009) to
	April 30, 2011	April 30, 2010	April 30, 2011
REVENUE

Revenues	$-	$-	$-
Total Revenues	$-	$-	$-

EXPENSES

Office and general	$4,658	$4,652	$10,380
Professional Fees	11,665	23,350	35,015
Total Expenses, before provision of income taxes	$16,323	$28,002	$45,395

Provision for income taxes	-	-	-

NET LOSS	$(16,323)	$(28,002)	$(45,395)

BASIC AND DILUTED LOSS PER COMMON SHARE
	$-	$-

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING

	9,717,085	9,500,000

The accompanying notes are an integral part of these financial statements

SINGULAR CHEF, INC.
(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
From inception (April 9, 2009) to April 30, 2011

Audited

					Deficit
	Common Stock				accumulated
			Additional	Share	during the
	Number of		Paid-in	Subscriptions	development
	shares	Amount	Capital	Receivable	stage	Total
Balance on inception, April 9, 2009	-	$-	$-	$-	$-	$-

Common stock issued for cash at $0.001
per share on April 30, 2009	9,500,000	9,500	-	(9,500)	-	-

Net loss for the period ended
April 30, 2009					(1,070)	(1,070)

Balance, April 30, 2009	9,500,000	$9,500	$-	$(9,500)	$(1,070)	$(1,070)
Subscription Receivable on
October 8, 2009				9,500		9,500

Net loss for the year ended
April 30, 2010	-	-	-	-	(28,002)	(28,002)

Balance, April 30, 2010	9,500,000	$9,500	$-	$-	$(29,072)	$(19,572)
Subscription Receivable on
June/July 2010 at $0.024 per share	266,000	266	6,020			6,286

Net loss for the year ended
April 30, 2011	-	-	-	-	(16,323)	(16,323)

Balance, April 30, 2011	9,766,000	$9,766	$6,020	$-	$(45,395)	$(29,609)

The accompanying notes are an integral part of these financial statements

SINGULAR CHEF, INC.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS
Audited

	Year	Year	April 9, 2009
	ended	ended	(date of inception)
	April 30, 2011	April 30, 2010	to April 30, 2011

OPERATING ACTIVITIES
Net loss	$(16,323)	$(28,002)	$(45,395)
Adjustment to reconcile net loss to net cash
used in operating activities:
Expenses paid on company's behalf by related party	7,850	-	8,920
Increase (decrease) in accrued expenses	2,143	18,263	20,406

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
	$(6,330)	$(9,739)	$(16,069)

FINANCING ACTIVITIES
Proceeds from sale of common stock	6,286	9,500	15,786
Loan from Related Party	-	500	500
NET CASH PROVIDED BY FINANCING ACTIVITIES
	$6,286	$10,000	$16,286

NET INCREASE ( DECREASE) IN CASH	$(44)	$261	$217

CASH, BEGINNING OF PERIOD	$261	$-	$-

CASH, END OF PERIOD	$217	$261	$217

Supplemental cash flow information and noncash financing activities:
Cash paid for:
Interest	$-	$-	$-

Income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements

SINGULAR CHEF, INC.

(A Development Stage Enterprise)

NOTES TO THE AUDITED FINANCIAL STATEMENTS

April 30, 2011

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

The Company was incorporated in the State of Nevada as a for-profit Company on April 09, 2009 and established a fiscal year end of April 30. We are a development-stage Company which intends to provide specialized step-by-step cooking tutorials through our website for monthly subscribers and on a pay-per-view basis.

Singular Chef intends to enter into the online content provider industry specializing in step by step cookery tutorial companies.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

In the opinion of management, the accompanying balance sheets, statements of operations, stockholders' equity (deficit) and cash flows include all adjustments, consisting only of normal recurring items, for their fair presentation in conformity with accounting principles generally accepted in the United States. These financial statements are presented in United States dollars.

Advertising

Advertising costs are expensed as incurred.  As of April 30, 2011 and 2010, no advertising costs have been incurred.

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

SINGULAR CHEF, INC.

(A Development Stage Company)

NOTES TO THE AUDITED FINANCIAL STATEMENTS

April 30, 2011

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

Net Loss per Share

Basic loss per share includes no dilution and is computed by dividing loss available to common stockholders by the weighted average number of common shares outstanding for the period.  Dilutive loss per share reflects the potential dilution of securities that could share in the losses of the Company.  Because the Company does not have any potentially dilutive securities, the accompanying presentation is only of basic loss per share.

Recent Accounting Pronouncements

The company has evaluated all the recent accounting pronouncements and believes that none of them will have a material effect on the company’s financial statement.

NOTE 3 – GOING CONCERN

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern.  This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company has a working capital deficit of $29,609, an accumulated deficit of $45,395 and net loss from operations since inception of $45,395. The Company does not have a source of revenue sufficient to cover its operation costs giving substantial doubt for it to continue as a going concern.  The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan, or merge with an operating company.  There can be no assurance that the Company will be successful in either situation in order to continue as a going concern.  The Company is funding its initial operations by way of issuing Founder’s shares.

As of April 30, 2011, the Company had issued 9,500,000 Founder’s shares at $0.001 per share for net funds to the Company of $9,500.

SINGULAR CHEF, INC.

(A Development Stage Company)

NOTES TO THE AUDITED FINANCIAL STATEMENTS

April 30, 2011

NOTE 3 – GOING CONCERN (continued)

The officers and directors have committed to advancing certain operating costs of the Company, including Legal, Audit, Transfer Agency and Edgarizing costs.

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

As of April 30, 2011, the Company has not granted any stock options and has not recorded any stock-based compensation.

On April 30, 2009 the Company issued 9,500,000 common shares for cash at $0.001 per share. In June and July 2010 the Company issued 266,000 common shares for cash at $0.024 per share.

On April 30, 2011 and 2010, the Company has 9,766,000 and 9,500,000 common shares issued and outstanding respectively.

NOTE 6 – RELATED PARTY TRANSACTIONS

As of April 30, 2011 and 2010, the Company has received $9,420 and $1,570, respectively, in loans and payment of expenses from related parties. The loans are payable on demand and without interest.

SINGULAR CHEF, INC.

(A Development Stage Company)

NOTES TO THE AUDITED FINANCIAL STATEMENTS

April 30, 2011

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

The components of the Company’s deferred tax asset and reconciliation of income taxes computed at the statutory rate to the income tax amount recorded as of April 30, 2011 and 2010 are as follows:

	April 30, 2011	April 30, 2010

Net operating loss carry forward	43,395	29,072
Effective Tax rate	35%	35%
Deferred Tax Assets	15,888	10,175
Less: Valuation Allowance	(15,888)	(10,175)
Net deferred tax asset	$ 0	$ 0

The net federal operating loss carry forward will expire between 2031 and 2032.  This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

During June 2009, we accrued a $3,500 expense related to a contract with Moore and Associates (Moore) to perform our audit in accordance with PCAOB regulations. After Moore issued his audit report, the PCAOB revoked his registration for violating PCAOB regulations, and required us to engage another auditor to perform a second audit. In retrospect, we believe we no longer are liable under the Statement of Concepts No. 6, as it is not probable that we will ever pay this liability, nor that Moore could enforce collection. We do not believe this is an accounting error so we are not restating our prior year, nor do we believe this is described at ASC 470-50-40-1 (Extinguishment of Debt) that would give rise to a gain on forgiveness of debt. Instead, we have reversed this liability during the current year and reduced our current year professional fees by $3,500.

NOTE 9 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were available to be issued and has determined that there are no events to disclose.

Item 9. Changes and Disagreements with Accounts on Accounting and Financial Disclosure

Our auditors are Seale & Beers, CPA’s, PCAOB & CPAB Registered Auditors, 50 South Jones Blvd, Ste. 202, operating from their offices in Las Vegas, Nevada.  There have not been any changes in or disagreements with our accountants on accounting, financial disclosure or any other matter.

ITEM 9A. CONTROLS AND PROCEDURES

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 as amended (the “Exchange Act”), as of the end of the period covered by this Annual Report on Form 10-K, the Company’s management evaluated, with the participation of the Company’s principal executive and financial officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act). Disclosure controls and procedures are defined as those controls and other procedures of an issuer that are designed to ensure that the information required to be disclosed by the issuer in the reports it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that Evaluation he concluded that the Registrant’s disclosure controls and procedures are ineffective in gathering, analyzing and disclosing information needed to satisfy the registrant’s disclosure obligations under the Exchange Act. Based upon an evaluation of the effectiveness of disclosure controls and procedures, our Company’s  principal executive and principal financial officer has concluded that as of the end of the period covered by this Annual Report on Form 10K our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) are not effective because of the material weaknesses in our disclosure controls and procedures which is identified below.  It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.”

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the company (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).  Internal control over financial reporting is to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes maintain records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; providing reasonable assurance that receipts and expenditures of company assets are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition , use or disposition of company assets that could have a material effect on our financial statements would be prevented or detected.

As of April 30, 2011, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments.  Based on this evaluation under the COSO Framework, our management concluded that our internal control over financial reporting are not effective as of April 30, 2011.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  Based on that evaluation, they concluded that, as of April 30, 2011, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company's Chief Financial Officer in connection with the review of our financial statements as of April 30, 2011and communicated to our management.

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

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended April 30, 2011 that have materially affected or are reasonably likely to materially affect, our internal controls over financial reporting.

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

The names, addresses, ages and positions of our present sole officer and our directors are set forth below:

Name	Age	Position(s)
Sylvain Petrari	50	President, Secretary/ Treasurer, Chief Financial Officer and Chairman of the Board of Directors.

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

Item 14.   Principal Accountant Fees and Services.

For the fiscal year ended April 30, 2011 we expect to incur approximately $3,500 in fees to our principal independent accountants for professional services rendered in connection with the audit of financial statements.

During the fiscal year ended April 30, 2011, we did not incur any other fees for professional services rendered by our principal independent accountants for all other non-audit services which may include, but not limited to, tax related services, actuarial services or valuation services.

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

Dated:  July 05, 2011