Form 10-K/A
period 2011-04-30
SINGULAR CHEF, INC.
filed 2011-07-07
CIK 1467845

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

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

TABLE OF CONTENTS

• Explanatory Note	2
• Signature	3
• Exhibits Index	4
• Ex-101 Instance Document	4
• Ex-101 Schema Document	4
• Ex-101 Calculation Linkbase Document	4
• Ex-101 Labels Linkbase Document	4
• Ex-101 Presentation Linkbase Document	4
• Ex-101 Definition Linkbase Document	4

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A to Singular Chef, Inc.’s annual report on Form 10-K for the fiscal year ended April 30, 2011, filed with the Securities and Exchange Commission on July 5, 2011, is being filed solely to furnish Exhibit 101 to the 2010 Form 10-K, which provides certain items from the 2011 Form 10-K formatted in eXtensible Business Reporting Language (“XBRL”).

No other changes have been made to the 2011 Form 10-K. This Form 10-K/A speaks as of the original filing date of the 2011 Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the 2011 Form 10-K.

Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Item 6. Exhibits

See Exhibits Index on page 4.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        Singular Chef, Inc.

BY:      /s/ Sylvain Petrari

 ----------------------

Sylvain Petrari

President, Secretary Treasurer, Principal Executive Officer,

Principal Financial Officer and Director

Dated:  July 6, 2011

SINGULAR CHEF, INC.

FOR THE FISCAL YEAR ENDED APRIL 30, 2011

FORM 10-K/A

AMENDMENT NO. 1

EXHIBITS INDEX

The exhibits attached to this Form 10-K/A are those that are required by Item 601 of Regulation  S-K.

*3.1	Articles of Incorporation of Singular Chef, Inc.(incorporated by reference from our Registration Statement on Form S-1 filed on August 11, 2009)

*3.2	Bylaws of Singular Chef, Inc. (incorporated by reference from our Registration Statement on Form S-1 filed on August 11, 2009)

*31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer

*31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer

*32.1	Section 1350 Certification of Chief Executive Officer

*32.2	Section 1350 Certification of Chief Financial Officer

101.INS	XBRL Instance Document [1]

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

‘*     Filed with our Form 10-K as filed on July 6, 2011.

[1]   Includes the following materials contained in this Annual Report on Form 10-K for the fiscal year ended April 30, 2011 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Changes in Equity, (iv) the Consolidated Statements of Comprehensive Income (Loss), (v) the Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

4