Form 10-K/A
period 2011-04-30
SINGULAR CHEF, INC.
filed 2011-07-19
CIK 1467845

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 2

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

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-K/A to Singular Chef, Inc.’s annual report on Form 10-K for the fiscal year ended April 30, 2011, filed with the Securities and Exchange Commission on July 6, 2011, is being filed solely to furnish Exhibit 101 to the 2010 Form 10-K, which provides certain items from the 2011 Form 10-K formatted in eXtensible Business Reporting Language (“XBRL”).

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

Dated:  July 18, 2011

SINGULAR CHEF, INC.

FOR THE FISCAL YEAR ENDED APRIL 30, 2011

FORM 10-K/A

AMENDMENT NO. 2

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