Form 10-Q
period 2011-10-31
SINGULAR CHEF, INC.
filed 2011-12-13
CIK 1467845

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	October 31, 2011

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	___________	to	____________

Commission file number:		333-161240

Singular Chef, Inc.
(Exact name of registrant as specified in its charter)

Nevada			26-4711535
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

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
Yes |X| No |_|
The number of shares outstanding of the Registrant's Common Stock as December 01, 2011 was 9,766,000 shares of common stock, $0.001 par value, issued and outstanding.

SINGULAR CHEF, INC.
(A Development Stage Company)

CONDENSED FINANCIAL STATEMENTS

October 31, 2011

Unaudited

CONDENSED BALANCE SHEETS

CONDENSED STATEMENTS OF OPERATIONS

CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

CONDENSED STATEMENTS OF CASH FLOWS

NOTES TO UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

SINGULAR CHEF, INC.
(A Development Stage Company)

CONDENSED BALANCE SHEETS
Unaudited

	October 31, 2011	April 30, 2011

ASSETS

CURRENT ASSETS
Cash	$217	$217
TOTAL CURRENT ASSETS	$217	$217

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$28,323	$20,406
Loans from Related Party	15,303	9,420
TOTAL CURRENT LIABILITIES	$43,626	$29,826

STOCKHOLDERS' EQUITY ( DEFICIT )
Capital stock
Authorized
75,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
9,766,000 & 9,766,000 shares at October 31, 2011 & April 30,2011 respectively	$9,766	$9,766
Additional Paid in Capital	6,020	6,020
Deficit accumulated during the development stage	(59,195)	(45,395)
TOTAL STOCKHOLDERS' EQUITY/(DEFICIT)	$(43,409)	$(29,609)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)	$217	$217

The accompanying notes are an integral part of these financial statements

SINGULAR CHEF, INC.
(A Development Stage Company)

CONDENSED STATEMENTS OF OPERATIONS
Unaudited

					Cumulative results
	3 months	3 months	6 months	6 months	from inception
	ended	ended	ended	ended	(April 9, 2009) to
	October 31, 2011	October 31, 2010	October 31, 2011	October 31, 2010	October 31, 2011
REVENUE

Revenues	$-	$-	$-	$-	$-
Total Revenues	$-	$-	$-	$-	$-

EXPENSES

Office and general	$7,300	$3,300	$7,800	$3,575	$18,180
Professional Fees	3,000	4,050	6,000	7,328	41,015
Total Expenses, before provision of income taxes	$10,300	$7,350	$13,800	$10,903	$59,195

Provision for income taxes	-	-	-	-	-

NET LOSS	$(10,300)	$(7,350)	$(13,800)	$(10,903)	$(59,195)

BASIC AND DILUTED LOSS PER COMMON SHARE
	$-	$-	$-	$-

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING

	$9,766,000	$9,766,000	9,766,000	9,668,967

The accompanying notes are an integral part of these financial statements

SINGULAR CHEF, INC.
(A Development Stage Company)

CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
From inception (April 9, 2009) to October 31, 2011

Unaudited

					Deficit
	Common Stock				accumulated
			Additional	Share	during the
	Number of		Paid-in	Subscriptions	development
	shares	Amount	Capital	Receivable	stage	Total
Balance on inception, April 9, 2009	-	$-	$-	$-	$-	$-

Common stock issued for cash at $0.001
per share on April 30, 2009	9,500,000	9,500	-	(9,500)	-	-

Net loss for the period ended
April 30, 2009					(1,070)	(1,070)

Balance, April 30, 2009	9,500,000	$9,500	$-	$(9,500)	$(1,070)	$(1,070)
Subscription Receivable on
October 8, 2009				9,500		9,500

Net loss for the year ended
April 30, 2010	-	-	-	-	(28,002)	(28,002)

Balance, April 30, 2010	9,500,000	$9,500	$-	$-	$(29,072)	$(19,572)
Subscription Receivable on
June/July 2010 at $0.024 per share, cash received in August 2010	266,000	266	6,020			6,286

Net loss for the year ended
April 30, 2011	-	-	-	-	(16,323)	(16,323)

Balance, April 30, 2011	9,766,000	$9,766	$6,020	$-	$(45,395)	$(29,609)
Net loss for the period ended
October 31, 2011	-	-	-	-	(13,800)	(13,800)

Balance, October 31, 2011	9,766,000	$9,766	$6,020	$-	$(59,195)	$(43,409)

The accompanying notes are an integral part of these financial statements

SINGULAR CHEF, INC.
(A Development Stage Company)

CONDENSED STATEMENTS OF CASH FLOWS
Unaudited

	6 months	6 months	April 9, 2009
	ended	ended	(date of inception) to
	October 31, 2011	October 31, 2010	October 31, 2011

OPERATING ACTIVITIES
Net loss	$(13,800)	$(10,903)	$(59,195)
Adjustment to reconcile net loss to net cash
used in operating activities:
Expenses paid on company's behalf by related party	5,883	3,100	14,803
Increase (decrease) in accrued expenses	7,917	1,672	28,323

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
	$-	$(6,131)	$(16,069)

FINANCING ACTIVITIES
Proceeds from sale of common stock	-	6,286	15,786
Loan from Related Party	-	-	500
NET CASH PROVIDED BY FINANCING ACTIVITIES
	$-	$6,286	$16,286

NET INCREASE ( DECREASE) IN CASH	$-	$155	$217

CASH, BEGINNING OF PERIOD	$217	$261	$-

CASH, END OF PERIOD	$217	$416	$217

Supplemental cash flow information and noncash financing activities:
Cash paid for:
Interest	$-	$-	$-

Income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements

SINGULAR CHEF, INC.

(A Development Stage Company)

NOTES TO THE UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

October 31, 2011

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at October 31, 2011, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s April 30, 2011 audited financial statements.  The results of operations for the periods ended October 31, 2011 and the same period last year are not necessarily indicative of the operating results for the full years.

NOTE 2 – GOING CONCERN

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern.  This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company has a working capital deficit of $43,409, an accumulated deficit of $59,195 and net loss from operations since inception of $59,195. The Company does not have a source of revenue sufficient to cover its operation costs giving substantial doubt for it to continue as a going concern. The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan, or merge with an operating company.  There can be no assurance that the Company will be successful in either situation in order to continue as a going concern.  The Company is funding its initial operations by way of issuing Founder’s shares.

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

October 31, 2011

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

NOTE 4 - RELATED PARTY TRANSACTIONS

The Company has received $15,303 and $9,420 in loans from related parties as of October 31, 2011 and April 30, 2011, respectively. These loans are payable on demand and without interest.

NOTE 5 - RECENT ACCOUNTING PRONOUNCEMENTS

The company has evaluated all the recent accounting pronouncements and believes that none of them will have a material effect on the company’s financial statement.

NOTE 6 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were and has determined that there are no further events to disclose.

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

Plan of Operation

The Company has not yet generated any revenue from its operations.  As of the fiscal quarter ended October 31, 2011 we had $217 of cash on hand as compared to $217 at April 30, 2011. We incurred operating expenses in the amount of $10,300 in the quarter ended October 31, 2011 as compared to $7,350 in the quarter ended October 31, 2010. These operating expenses were comprised of professional fees and office and general expenses. Since inception we have incurred operating expenses of $59,195 which includes incorporation fees.

Our current cash holdings will not satisfy our liquidity requirements and we will require additional financing to pursue our planned business activities. We are in the process of seeking equity financing to fund our operations over the next 12 months, we are preparing a private placement offering memorandum to raise additional capital. If we are unsuccessful in raising funds through private placements the company will look for debt financing or debt financing with a convertible option into common shares.

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

There have not been any changes in the Company's internal control over financial reporting during the quarter ended October 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.”

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

*     Included in Exhibit 31.1

**    Included in Exhibit 32.1

 ***

Includes the following materials contained in this Quarterly Report on Form 10-Q for the quarter ended October 31, 2011 formatted in XBRL (eXtensible Business Reporting Language): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Changes in Equity, (iv) the Statements of Cash Flows, and (v) Notes.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Singular Chef, Inc.

BY:      /s/ Sylvain Petrari

 ----------------------

Sylvain Petrari

President, Secretary Treasurer, Principal Executive Officer,

Principal Financial Officer

Dated:  December 12, 2011