Form 10-Q/A
period 2012-01-31
SINGULAR CHEF, INC.
filed 2012-03-08
CIK 1467845

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q /A
Amendment no. 1

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
Explanatory Note: This Amendment no. 1 on Form 10-Q amends the information under XBRL Balance Sheet and Balance Sheets (Parenthetical)

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

Dated:  March 0 8 , 2012