Form 10-K
period 2012-04-30
SINGULAR CHEF, INC.
filed 2012-07-27
CIK 1467845

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:	April 30, 2012

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	___________	to	____________

Commission file number:	333-161240

Singular Chef, Inc.
(Exact name of registrant as specified in its charter)
Nevada			26-4711535
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

112 North Curry Street - Carson City - Nevada 89703-4934
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code		(775) 321-8247

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
Yes |X| No |_|
The number of shares outstanding of the Registrant's Common Stock as July 26, 2012 was 9,766,000 shares of common stock, $0.001 par value, issued and outstanding.

TABLE OF CONTENTS

PART I	Page Number

Item 1.	Business	3
Item 1A.	Risk Factors	4
Item 1B	Unresolved Staff Comments	4
Item 2	Properties	4
Item 3	Legal Proceedings	4
Item 4	(Removed and Reserved)	4

PART II

PART III

PART IV

Item 15	Exhibits and Financial Statement Schedules	21

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

Our president and director has invested $9,500 in the Company. In the fiscal year ended April 30, 2011, we have raised $6,286 through the sales of our common stock. We will need additional cash and if we are unable to raise it, we will either suspend marketing operations until we do raise the cash necessary to continue our business plan, or we cease operations entirely.

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

Management believes that if additional subsequent private placements are successful, we will generate sales revenue within the following twelve months thereof. However, additional equity financing may not be available to us on acceptable terms or at all, and thus we could fail to satisfy our future cash requirements.

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

Item 2. Properties

We do not own any real estate or other properties. The office space is provided by the president at no charge.

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

Item 4. (Remove and Reserved)

PART II

Item 5.  Market for Registrants Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities

As of April 30, 2012, the Company has issued a total of 9,766,000 shares.  The company has not paid cash dividends and has no outstanding options as of April 30, 2012.

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

Our auditor’s report on our April 30, 2012 financial statements expresses an opinion that substantial doubt exists as to whether we can continue as an ongoing business. Since our officer and director may be unwilling or unable to loan or advance us additional capital, we believe that if we do not raise additional capital over the next 12 months, we may be required to suspend or cease the implementation of our business plans. See “April 30, 2012 Audited Financial Statements - Auditors Report.”

As of April 30, 2012, Singular Chef had $79 cash on hand and in the Trust Account. Management believes this amount will not satisfy our cash requirements for the next twelve months or until such time that additional proceeds are raised. We plan to satisfy our future cash requirements - primarily the working capital required for the development of our course guides and marketing campaign and to offset legal and accounting fees - by additional equity financing. This will likely be in the form of private placements of common stock.

Management believes that if subsequent private placements are successful, we will be able to generate sales revenue within the following twelve months thereof. However, additional equity financing may not be available to us on acceptable terms or at all, and thus we could fail to satisfy our future cash requirements.

Singular Chef believes if we do not raise additional proceeds through an extra private placement offering it will then have to seek additional funds through debt financing, which would be highly difficult for a new development stage company to secure. However, if such financing were available, because Singular Chef is a development stage company with no operations to date, it would likely have to pay additional costs associated with high risk loans and be subject to an above market interest rate. At such time these funds are required, management would evaluate the terms of such debt financing and determine whether the business could sustain operations and growth and manage the debt load. If Singular Chef cannot raise additional proceeds via a private placement of its common stock or secure debt financing it would be required to cease business operations. As a result, investors in Singular Chef common stock would lose all of their investment.

The development and marketing of our services will start over the next 12 months. Singular Chef does not anticipate obtaining any further products or services.

We did not generate any revenue during the fiscal year ended April 30, 2012.  As of the fiscal year ended April 30, 2012 we had $79 of cash on hand in the Trust Account. We incurred operating expenses in the amount of $37,396 in the fiscal year ended April 30, 2012 as compared to $16,323 at April 30, 2011. The operating expenses as of the fiscal year ended April 30, 2012 were comprised of professional legal and auditor fees and office and general expenses.   Since inception we have incurred operating expenses of $82,791 which includes incorporation fees.

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

April 30, 2012

Audited

BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

STATEMENTS OF CASH FLOWS

NOTES TO THE AUDITED FINANCIAL STATEMENTS

SEALE AND BEERS, CPAs

PCAOB & CPAB REGISTERED AUDITORS

www.sealebeers.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Singular Chef, Inc.

(A Development Stage Company)

We have audited the accompanying balance sheets of Singular Chef, Inc. (A Development Stage Company) as of April 30, 2012 and 2011, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years ended April 30, 2012 and 2011, and from inception on April 9, 2009 through April 30, 2012. Singular Chef, Inc.’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Singular Chef, Inc. (A Development Stage Company) as of April 30, 2012 and 2011, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years ended April 30, 2012 and 2011, and from inception on April 9, 2009 through April 30, 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the financial statements, the Company has no revenues, has negative working capital at April 30, 2012, has incurred recurring losses and recurring negative cash flow from operating activities, and has an accumulated deficit which raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Seale and Beers, CPAs

Seale and Beers, CPAs

Las Vegas, Nevada

July 24, 2012

50 S. Jones Blvd. Suite 202 Las Vegas, NV 89107 Phone: (888)727-8251 Fax: (888)782-2351

SINGULAR CHEF, INC.
(A Development Stage Company)

BALANCE SHEETS
Audited

	April 30, 2012	April 30, 2011

ASSETS

CURRENT ASSETS
Cash	79	$ 217
TOTAL CURRENT ASSETS	$79	$ 217

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$32,311	$ 20,406
Accounts payable – Related Party	8,500	-
Loans from Related Party	26,273	9,420
TOTAL CURRENT LIABILITIES	$67,084	$ 29,826

STOCKHOLDERS' EQUITY ( DEFICIT )
Capital stock
Authorized
75,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
9,766,000,shares at April 30, 2012 and 2011 respectively	$9,766	$ 9,766
Additional Paid in Capital	6,020	6,020
Deficit accumulated during the development stage	(82,791)	(45,395)
TOTAL STOCKHOLDERS' EQUITY/(DEFICIT)	$(67,005)	$ (29,609)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)	$79	$ 217

The accompanying notes are an integral part of these financial statements

SINGULAR CHEF, INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS
Audited

			Cumulative results
	Year	Year	from inception
	ended	ended	(April 9, 2009) to
	April 30, 2012	April 30, 2011	April 30, 2012
REVENUE

Revenues	$-	$-	$-
Total Revenues	$-	$-	$-

EXPENSES

Office and general	$10,008	$4,658	$20,388
Professional Fees	27,388	11,665	62,403
Total Expenses, before provision of income taxes	$37,396	$16,323	$82,791

Provision for income taxes	-	-	-

NET LOSS	$(37,396)	$(16,323)	$(82,791)

BASIC AND DILUTED LOSS PER COMMON SHARE
	$-	$-

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING

	9,766,000	9,766,000

The accompanying notes are an integral part of these financial statements

SINGULAR CHEF, INC.
(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
From inception (April 9, 2009) to April 30, 2012

Audited

					Deficit
	Common Stock				accumulated
			Additional	Share	during the
	Number of		Paid-in	Subscriptions	development
	shares	Amount	Capital	Receivable	stage	Total
Balance on inception, April 9, 2009	-	$-	$-	$-	$-	$-

Common stock issued for cash at $0.001
per share on April 30, 2009	9,500,000	9,500	-	(9,500)	-	-

Net loss for the period ended
April 30, 2009					(1,070)	(1,070)

Balance, April 30, 2009	9,500,000	$9,500	$-	$(9,500)	$(1,070)	$(1,070)
Subscription Receivable on
October 8, 2009				9,500		9,500

Net loss for the year ended
April 30, 2010	-	-	-	-	(28,002)	(28,002)

Balance, April 30, 2010	9,500,000	$9,500	$-	$-	$(29,072)	$(19,572)
Subscription Receivable on
June/July 2010 at $0.024 per share,
cash received in August 2010	266,000	266	6,020			6,286

Net loss for the year ended
April 30, 2011	-	-	-	-	(16,323)	(16,323)

Balance, April 30, 2011	9,766,000	$9,766	$6,020	$-	$(45,395)	$(29,609)
Net loss for the year ended
April 30, 2012	-	-	-	-	(37,396)	(37,396)

Balance, April 30, 2012	9,766,000	$9,766	$6,020	$-	$(82,791)	$(67,005)

The accompanying notes are an integral part of these financial statements

SINGULAR CHEF, INC.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS
Audited

	Year	Year	April 9, 2009
	ended	ended	(date of inception) to
	April 30, 2012	April 30, 2011	April 30, 2012

OPERATING ACTIVITIES
Net loss	$(37,396)	$(16,323)	$(82,791)
Adjustment to reconcile net loss to net cash
used in operating activities:
Expenses paid on company's behalf by related party	5,883	7,850	14,803
Increase (decrease) in prepaid expenses	-	-	-
Increase (decrease) in accrued expenses	20,405	2,143	40,811

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
	$(11,108)	$(6,330)	$(27,177)

FINANCING ACTIVITIES
Proceeds from sale of common stock	-	6,286	15,786
Loan from Related Party	10,970	-	11,470
NET CASH PROVIDED BY FINANCING ACTIVITIES
	$10,970	$6,286	$27,256

NET INCREASE ( DECREASE) IN CASH	$(138)	$(44)	$79

CASH, BEGINNING OF PERIOD	$217	$261	$-

CASH, END OF PERIOD	$79	$217	$79

Supplemental cash flow information and noncash financing activities:
Cash paid for:
Interest	$-	$-	$-

Income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements

SINGULAR CHEF, INC.

(A Development Stage Enterprise)

NOTES TO THE AUDITED FINANCIAL STATEMENTS

April 30, 2012

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

Advertising

Advertising costs are expensed as incurred.  As of April 30, 2012 and 2011, no advertising costs have been incurred.

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

April 30, 2012

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

NOTE 3 – GOING CONCERN

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern.  This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company has a working capital deficit of $67,005, an accumulated deficit of $82,791 and net loss from operations since inception of $82,791. The Company does not have a source of revenue sufficient to cover its operation costs giving substantial doubt for it to continue as a going concern. The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan, or merge with an operating company.  There can be no assurance that the Company will be successful in either situation in order to continue as a going concern.  The Company is funding its initial operations by way of issuing Founder’s shares.

The officers and directors have committed to advancing certain operating costs of the Company, including Legal, Audit, Transfer Agency and Edgarizing costs

NOTE 4 - FAIR VALUE OF FINANCIAL INSTRUMENTS

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

SINGULAR CHEF, INC.

(A Development Stage Enterprise)

NOTES TO THE AUDITED FINANCIAL STATEMENTS

April 30, 2012

NOTE 5 – CAPITAL STOCK (continued)

As of April 30, 2012 and 2011, the Company has not granted any stock options and has not recorded any stock-based compensation.

On April 30, 2009 the Company issued 9,500,000 common shares for cash at $0.001 per share. In June and July 2010 the Company issued 266,000 common shares for cash at $0.024 per share.

On April 30, 2012 and 2011, the Company had 9,766,000 common shares issued and outstanding respectively.

NOTE 6 – RELATED PARTY TRANSACTIONS

As of April 30, 2012 and 2011, the Company has received $26,273 and $9,420, respectively, in loans and payment of expenses from related parties. The loans are payable on demand and without interest.

At April 30, 2012 and 2011 respectively, the Company has booked Accounts Payable due to a Related Party of $8,500 and $0.  Total expenses incurred by the Company to the same related party as of April 30, 2012 and 2011, respectively, were $8,500 and $0, which are included in the Statement of Operations as Professional Fees.

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

The components of the Company’s deferred tax asset and reconciliation of income taxes computed at the statutory rate to the income tax amount recorded as of April 30, 2012 and 2011 are as follows:

	April 30, 2012	April 30, 2011
Net operating loss carry forward
Effective Tax rate	82,791	45,395
Deferred Tax Assets	35%	35%
Less: Valuation Allowance	28,977	15,888
Net deferred tax asset	(28,977)	(15,888)
Net deferred tax asset	$ 0	$ 0

SINGULAR CHEF, INC.

(A Development Stage Enterprise)

NOTES TO THE AUDITED FINANCIAL STATEMENTS

April 30, 2012

NOTE 7 – INCOME TAXES (continued)

The net federal operating loss carry forward will expire between 2029 and 2032.  This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

NOTE 8 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued and has determined that there are no events to disclose.

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

As of April 30, 2012, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments.  Based on this evaluation under the COSO Framework, our management concluded that our internal control over financial reporting are not effective as of April 30, 2012.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  Based on that evaluation, they concluded that, as of April 30, 2012, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company's Chief Financial Officer in connection with the review of our financial statements as of April 30, 2012 and communicated to our management.

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

There have been no changes in our internal controls over financial reporting that occurred during the year ended April 30, 2012 that have materially affected or are reasonably likely to materially affect, our internal controls over financial reporting.

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

The names, addresses, ages and positions of our present sole officer and our directors are set forth below:

Name	Age	Position(s)
Sylvain Petrari	51	President, Secretary/ Treasurer, Chief Financial Officer and Chairman of the Board of Directors.

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

Item 14.   Principal Accountant Fees and Services.

For the fiscal year ended April 30, 2012 we expect to incur approximately $3,500 in fees to our principal independent accountants for professional services rendered in connection with the audit of financial statements.

During the fiscal year ended April 30, 2012, we incurred $4,500 in fees for professional services rendered by our principal independent accountants for all other non-audit services.

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

Dated:  July 26, 2012