Form 10-Q
period 2012-07-31
SINGULAR CHEF, INC.
filed 2012-09-11
CIK 1467845

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	July 31, 2012

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	___________	to	____________

Commission file number:		333-161240

Singular Chef, Inc.
(Exact name of registrant as specified in its charter)

Nevada			26-4711535
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

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
Yes |X| No |_|
The number of shares outstanding of the Registrant's Common Stock as August 31, 2012 was 9,766,000 shares of common stock, $0.001 par value, issued and outstanding.

SINGULAR CHEF, INC.
(A Development Stage Company)

CONDENSED FINANCIAL STATEMENTS

July 31, 2012

Unaudited

CONDENSED BALANCE SHEETS

CONDENSED STATEMENTS OF OPERATIONS

CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

CONDENSED STATEMENTS OF CASH FLOWS

NOTES TO UNAUDITED CONDENSED INTERIM AUDITED FINANCIAL STATEMENTS

SINGULAR CHEF, INC.
(A Development Stage Company)

CONDENSED BALANCE SHEETS
Unaudited

	July 31, 2012	April 30, 2012

ASSETS

CURRENT ASSETS
Cash	$79	$79
TOTAL CURRENT ASSETS	$79	$79

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$31,278	$32,311
Accounts payable - related party	12,983	8,500
Loans from related party	26,273	26,273
TOTAL CURRENT LIABILITIES	$70,534	$67,084

STOCKHOLDERS' EQUITY ( DEFICIT )
Capital stock
Authorized
75,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
9,766,000 shares at July 31, 2012 & April 30, 2012 respectively	$9,766	$9,766
Additional Paid in Capital	6,020	6,020
Deficit accumulated during the development stage	(86,241)	(82,791)
TOTAL STOCKHOLDERS' EQUITY/(DEFICIT)	$(70,455)	$(67,005)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)	$79	$79

The accompanying notes are an integral part of these financial statements

SINGULAR CHEF, INC.
(A Development Stage Company)

CONDENSED STATEMENTS OF OPERATIONS
Unaudited

			Cumulative results
	3 months	3 months	from inception
	ended	ended	(April 9, 2009) to
	July 31, 2012	July 31, 2011	July 31, 2012
REVENUE

Revenues	$-	$-	$-
Total Revenues	$-	$-	$-

EXPENSES

Office and general	$450	$500	$20,838
Professional Fees	3,000	3,000	65,403
Total Expenses, before provision of income taxes	$3,450	$3,500	$86,241

Provision for income taxes	-	-	-

NET LOSS	$(3,450)	$(3,500)	$(86,241)

BASIC AND DILUTED LOSS PER COMMON SHARE
	$-	$-

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING

	9,766,000	9,766,000

The accompanying notes are an integral part of these financial statements

SINGULAR CHEF, INC.
(A Development Stage Company)

CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
From inception (April 9, 2009) to July 31, 2012

Unaudited

					Deficit
	Common Stock				accumulated
			Additional	Share	during the
	Number of		Paid-in	Subscriptions	development
	shares	Amount	Capital	Receivable	stage	Total
Balance on inception, April 9, 2009	-	$-	$-	$-	$-	$-

Common stock issued for cash at
$0.001 per share on April 30, 2009	9,500,000	9,500	-	(9,500)	-	-

Net loss for the period ended
April 30, 2009					(1,070)	(1,070)

Balance, April 30, 2009	9,500,000	$9,500	$-	$(9,500)	$(1,070)	$(1,070)
Subscription Receivable on
October 8, 2009				9,500		9,500

Net loss for the year ended
April 30, 2010	-	-	-	-	(28,002)	(28,002)

Balance, April 30, 2010	9,500,000	$9,500	$-	$-	$(29,072)	$(19,572)
Subscription Receivable on
June/July 2010 at $0.024 per share,
cash received in August 2010	266,000	266	6,020			6,286

Net loss for the year ended
April 30, 2011	-	-	-	-	(16,323)	(16,323)

Balance, April 30, 2011	9,766,000	$9,766	$6,020	$-	$(45,395)	$(29,609)
Net loss for the year ended
April 30, 2012	-	-	-	-	(37,396)	(37,396)

Balance, April 30, 2012	9,766,000	$9,766	$6,020	$-	$(82,791)	$(67,005)
Net loss for the period ended
July 31, 2012	-	-	-	-	(3,450)	(3,450)

Balance, July 31, 2012	9,766,000	$9,766	$6,020	$-	$(86,241)	$(70,455)

The accompanying notes are an integral part of these financial statements

SINGULAR CHEF, INC.
(A Development Stage Company)

CONDENSED STATEMENTS OF CASH FLOWS
Unaudited

	3 months	3 months	April 9, 2009
	ended	ended	(date of inception) to
	July 31, 2012	July 31, 2011	July 31, 2012

OPERATING ACTIVITIES
Net loss	$(3,450)	$(3,500)	$(86,241)
Adjustment to reconcile net loss to net cash
used in operating activities:
Expenses paid on company's behalf by related party	-	3,383	14,803
Increase (decrease) in prepaid expenses	-	-
Increase (decrease) in accrued expenses	3,450	117	44,261

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
	$-	$-	$(27,177)

FINANCING ACTIVITIES
Proceeds from sale of common stock	-	-	15,786
Loan from Related Party	-	-	11,470
NET CASH PROVIDED BY FINANCING ACTIVITIES
	$-	$-	$27,256

NET INCREASE ( DECREASE) IN CASH	$-	$-	$79

CASH, BEGINNING OF PERIOD	$79	$217	$-

CASH, END OF PERIOD	$79	$217	$79

Supplemental cash flow information and noncash financing activities:
Cash paid for:
Interest	$-	$-	$-

Income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements

SINGULAR CHEF, INC.
(A Development Stage Company)
NOTES TO THE UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

July 31, 2012

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at July 31, 2012, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s April 30, 2012 audited financial statements.  The results of operations for the periods ended July 31, 2012 and the same period last year are not necessarily indicative of the operating results for the full years.

NOTE 2 – GOING CONCERN

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern.  This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company has a working capital deficit of $70,455, an accumulated deficit of $86,241 and net loss from operations since inception of $86,241. The Company does not have a source of revenue sufficient to cover its operation costs giving substantial doubt for it to continue as a going concern. The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan, or merge with an operating company.  There can be no assurance that the Company will be successful in either situation in order to continue as a going concern.  The Company is funding its initial operations by way of issuing Founder’s shares.

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

SINGULAR CHEF, INC.
(A Development Stage Company)
NOTES TO THE UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

July 31, 2012

NOTE 3 - CAPITAL STOCK

The Company’s capitalization is 75,000,000 common shares with a par value of $0.001 per share.  No preferred shares have been authorized or issued. As of July 31, 2012 and April 30, 2012 9,766,000 and 9,766,000 respectively, are issued and outstanding.

On April 30, 2009, the President was issued 9,500,000 common shares for cash, which was received on October 8, 2009.

During June and July of 2010, the Company issued 266,000 common shares for subscriptions receivable.

In August 2010, the Company received payment for the 266,000 shares of common stock issued in June and July of 2010 at $0.024 per share for a total of $6,286.

As of July 31, 2012 and 2011, the Company has not granted any stock options and has not recorded any stock-based compensation.

NOTE 4 - RELATED PARTY TRANSACTIONS

As of July 31, 2012 and April 30, 2012, the Company has received $26,273 and $26,273, respectively, in loans and payment of expenses from a related party. The loans are payable on demand and without interest.

At July 31, 2012 and April 30, 2012 respectively, the Company has booked Accounts Payable due to a Related Party of $12,983 and $8,500.  Total expenses incurred by the Company to the same related party in the three months ended July 31, 2012 and 2011, respectively, were $1,500  and $0, which are included in the Statement of Operations as Professional Fees.

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

Plan of Operation

The Company has not yet generated any revenue from its operations.  As of the fiscal quarter ended July 31, 2012 we had $79 of cash on hand as compared to $79 at April 30, 2012. We incurred operating expenses in the amount of $3,450 in the quarter ended July 31, 2012 as compared to $3,500 in the quarter ended July 31, 2011. Since inception we have incurred operating expenses of $86,241 which includes incorporation fees.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based upon an evaluation of the effectiveness of disclosure controls and procedures, our principal executive and financial officer  has concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) were not effective.  As reported in our Annual Report on Form 10-K for the year ended  April 30,2012, the Company’s principal executive and financial officer has determined that there are material weaknesses in our disclosure controls and procedures.

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

Changes in Internal Controls over Financial Reporting

As reported in our Annual Report on Form 10-K for the year ended April 30, 2012, management is aware that there is significant deficiency and a material weakness in our internal control over financial reporting and therefore has concluded that the Company’s internal controls over financial reporting were not effective as of July 31, 2012. The significant deficiency relates to a lack of segregation of duties due to the small number of employees involvement with general administrative and financial matters.  The material weakness relates to a lack of formal policies and procedures necessary to adequately review significant accounting transactions.

There have not been any changes in the Company's internal control over financial reporting during the quarter ended July 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.”

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

*     Included in Exhibit 31.1

**    Included in Exhibit 32.1

 ***

Includes the following materials contained in this Quarterly Report on Form 10-Q for the quarter ended July 31, 2012 formatted in XBRL (eXtensible Business Reporting Language): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Changes in Equity, (iv) the Statements of Cash Flows, and (v) Notes.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Singular Chef, Inc.

BY:      /s/ Sylvain Petrari

 ----------------------

Sylvain Petrari

President, Secretary Treasurer, Principal Executive Officer,

Principal Financial Officer

Dated:  September 10, 2012