Form 10-Q
period 2012-10-31
SINGULAR CHEF, INC.
filed 2012-12-12
CIK 1467845

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	October 31, 2012

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	___________	to	____________

Commission file number:		333-161240

One Clean Planet, Inc. fka Singular Chef, Inc.
(Exact name of registrant as specified in its charter)

Nevada			26-4711535
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

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
Yes |X| No |_|
The number of shares outstanding of the Registrant's Common Stock as December 7, 2012 was 350,515,800 shares of common stock, $0.001 par value, issued and outstanding.

ONE CLEAN PLANET, INC.
fka SINGULAR CHEF, INC.
(A Development Stage Company)

CONDENSED FINANCIAL STATEMENTS

October 31, 2012

Unaudited

CONDENSED BALANCE SHEETS

CONDENSED STATEMENTS OF OPERATIONS

CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

CONDENSED STATEMENTS OF CASH FLOWS

NOTES TO UNAUDITED CONDENSED INTERIM AUDITED FINANCIAL STATEMENTS

ONE CLEAN PLANET, INC. fka SINGULAR CHEF, INC.
(A Development Stage Company)

CONDENSED BALANCE SHEETS
Unaudited

	October 31, 2012	April 30, 2012

ASSETS

CURRENT ASSETS
Cash	$79	$79
TOTAL CURRENT ASSETS	$79	$79

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$33,802	$32,311
Accounts payable - related party	17,383	8,500
Loans from related party	26,283	26,273
TOTAL CURRENT LIABILITIES	$77,468	$67,084

STOCKHOLDERS' EQUITY ( DEFICIT )
Capital stock
Authorized
550,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
350,515,800 shares at October 31, 2012 & 5,139,845,800 at April 30, 2012 respectively	$350,516	$5,139,846
Additional Paid in Capital	(334,740)	(5,124,060)
Deficit accumulated during the development stage	(93,165)	(82,791)
TOTAL STOCKHOLDERS' EQUITY/(DEFICIT)	$(77,389)	$(67,005)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)	$79	$79

The accompanying notes are an integral part of these financial statements

                           All figures have been retroactively stated per the 526.3:1 Fwd Split approved Oct 10, 2012.

ONE CLEAN PLANET, INC. fka SINGULAR CHEF, INC.
(A Development Stage Company)

CONDENSED STATEMENTS OF OPERATIONS
Unaudited

					Cumulative results
	3 months	3 months	6 months	6 months	from inception
	ended	ended	ended	ended	(April 9, 2009) to
	October 31, 2012	October 31, 2011	October 31, 2012	October 31, 2011	October 31, 2012
REVENUE

Revenues	$-	$-	$-	$-	$-
Total Revenues	$-	$-	$-	$-	$-

EXPENSES

Office and general	$3,924	$7,300	$4,374	$7,800	$24,762
Professional Fees	3,000	3,000	6,000	6,000	68,403
Total Expenses, before provision of income taxes	$6,924	$10,300	$10,374	$13,800	$93,165

Provision for income taxes	-	-	-	-	-

NET LOSS	$(6,924)	$(10,300)	$(10,374)	$(13,800)	$(93,165)

BASIC AND DILUTED LOSS PER COMMON SHARE
	$-	$-	$-	$-

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING

	4,671,324,387	5,139,845,800	4,905,585,093	5,139,845,800

The accompanying notes are an integ ral part of these financial statements fka SINGULAR CHEF, INC.
(A Development Stage Company)

CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
From inception (April 9, 2009) to October 31, 2012

Unaudited

					Deficit
	Common Stock				accumulated
			Additional	Share	during the
	Number of		Paid-in	Subscriptions	development
	shares	Amount	Capital	Receivable	stage	Total
Balance on inception, April 9, 2009	-	$-	$-	$-	$-	$-

Common stock issued for cash at $0.0000019
per share on April 30, 2009	4,999,850,000	4,999,850	(4,990,350)	(9,500)	-	-

Net loss for the period ended
April 30, 2009					(1,070)	(1,070)

Balance, April 30, 2009	4,999,850,000	$4,999,850	$(4,990,350)	$(9,500)	$(1,070)	$(1,070)
Subscription Receivable on
October 8, 2009				9,500		9,500

Net loss for the year ended
April 30, 2010	-	-	-	-	(28,002)	(28,002)

Balance, April 30, 2010	4,999,850,000	$4,999,850	$(4,990,350)	$-	$(29,072)	$(19,572)
Subscription Receivable on
June/July 2010 at $0.0000449 per share,
cash received in August 2010	139,995,800	139,996	(133,710)			6,286

Net loss for the year ended
April 30, 2011	-	-	-	-	(16,323)	(16,323)

Balance, April 30, 2011	5,139,845,800	$5,139,846	$(5,124,060)	$-	$(45,395)	$(29,609)
Net loss for the year ended
April 30, 2012	-	-	-	-	(37,396)	(37,396)

Balance, April 30, 2012	5,139,845,800	$5,139,846	$(5,124,060)	$-	$(82,791)	$(67,005)
Shares redeemed and retired October 23, 2012	(4,789,330,000)	(4,789,330)	4,789,320			(10)

Net loss for the period ended
October 31, 2012	-	-	-	-	(10,374)	(10,374)

Balance, October 31, 2012	350,515,800	$350,516	$(334,740)	$-	$(93,165)	$(77,389)

The accompanying notes are an integral part of these financial statements All figures have been retroactively stated per the 526.3:1 Fwd Split approved Oct 10, 2012.

ONE CLEAN PLANET, INC.
fka SINGULAR CHEF, INC.
(A Development Stage Company)

CONDENSED STATEMENTS OF CASH FLOWS
Unaudited

	6 months	6 months	9-Apr-09
	ended	ended	(date of inception) to
	31-Oct-12	31-Oct-11	31-Oct-12

OPERATING ACTIVITIES
Net loss	$-10,374	$-13,800	$-93,165
Adjustment to reconcile net loss to net cash
used in operating activities:
Expenses paid on company's behalf by related party	-	5,883	14,803
Increase (decrease) in accrued expenses	10,374	7,917	51,185

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
	$-	$-	$-27,177

FINANCING ACTIVITIES
Proceeds from sale of common stock	-	-	15,786
Loan from Related Party	10	-	11,480
Redemption of Common Stock	-10		-10
NET CASH PROVIDED BY FINANCING ACTIVITIES
	$-	$-	$27,256

NET INCREASE (DECREASE) IN CASH	$-	$-	$79

CASH, BEGINNING OF PERIOD	$79	$217	$-

CASH, END OF PERIOD	$79	$217	$79

Supplemental cash flow information and noncash financing activities:
Cash paid for:
Interest	$-	$-	$-

Income taxes	$-	$-	$-

ONE CLEAN PLANET, INC. fka SINGULAR CHEF, INC.
(A Development Stage Company)
NOTES TO THE UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

October 31, 2012

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at October 31, 2012, and for all periods presented herein, have been made.  In October 2012, the Company approved and effected a name change to One Clean Planet, Inc.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s April 30, 2012 audited financial statements.  The results of operations for the periods ended October 31, 2012 and the same period last year are not necessarily indicative of the operating results for the full years.

NOTE 2 – GOING CONCERN

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern.  This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company has a working capital deficit of $77,379, an accumulated deficit of $93,165 and net loss from operations since inception of $93,165. The Company does not have a source of revenue sufficient to cover its operation costs giving substantial doubt for it to continue as a going concern. The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan, or merge with an operating company.  There can be no assurance that the Company will be successful in either situation in order to continue as a going concern.  The Company is funding its initial operations by way of issuing Founder’s shares.

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

8 NOTE 3 - CAPITAL STOCK

The Company’s capitalization is 550,000,000 common shares with a par value of $0.001 per share.  No preferred shares have been authorized or issued.  At October 31, 2012 and April 30, 2012, the Company had 350,515,800 and 5,139,845,800 shares, respectively, issued and outstanding.  All share information has been retroactively stated to reflect the 526.3:1 forward split approved on October 10, 2012.

On April 30, 2009, the President was issued 4,999,850,000 common shares for cash, which was received on October 8, 2009.
During June and July of 2010, the Company issued 139,995,800 common shares for subscriptions receivable.

In August 2010, the Company received payment for the 139,995,800 shares of common stock issued in June and July of 2010 at $0.0000449 per share for a total of $6,286.

On October 10, 2012, the Company approved a name change to One Clean Planet, Inc., an increase in authorized shares from 75,000,000 to 550,000,000, and a 526.3:1 forward split.

On October 23, 2012, the founder redeemed 9,100,000 pre-split shares (4,789,330,000 post-split) for an aggregate purchase price of $10.  The Company retired these shares.

As of October 31, 2012, the Company has not granted any stock options and has not recorded any stock-based compensation.

NOTE 4 - RELATED PARTY TRANSACTIONS

As of October 31, 2012 and April 30, 2012, the Company has received $26,283 and $26,273, respectively, in loans and payment of expenses from a related party. The loans are payable on demand and without interest.  As of October 31, 2012 and April 30, 2012, a second related party has paid expenses of $17,383 and $8,500, respectively, on behalf of the Company.  These amounts are separately stated on the Balance Sheet and are due on demand with no interest.

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

Overview

One Clean Planet, Inc. fka Singular Chef, Inc. ("the Company", “our” or "we") was incorporated in the State of Nevada as a for-profit company on April 09, 2009.  The Company is a development stage company that intends to provide specialized step-by-step cooking tutorials through the website we are currently developing for monthly subscribers and on pay-per-view basis.

We plan on targeting our marketing efforts on subscribers that are interested in quick, tasty and easy-to-prepare recipes.

Plan of Operation

The Company has not yet generated any revenue from its operations.  As of the fiscal quarter ended October 31, 2012 we had $79 of cash on hand as compared to $79 at April 30, 2012. We incurred operating expenses in the amount of $6,924 in the quarter ended October 31, 2012 as compared to $10,300 in the quarter ended October 31, 2011. Since inception we have incurred operating expenses of $93,165 which includes incorporation fees.

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

If the Company is unsuccessful in raising the additional proceeds through a private placement offering it will then have to seek additional funds through debt financing, which would be very difficult for a new development stage company to secure. Therefore, the company is highly dependent upon the success of the anticipated private placement offering described herein and failure thereof would result in the Company having to seek capital from other resources such as debt financing, which may not even be available to the company. However, if such financing were available, because the Company is a development stage company with no operations to date, it would likely have to pay additional costs associated with high risk loans and be subject to an above market interest rate. At such time these funds are required, management would evaluate the terms of such debt financing and determine whether the business could sustain operations and growth and manage the debt load. If the Company cannot raise additional proceeds via a private placement of its common stock or secure debt financing, it would be required to cease business operations. As a result, investors in the Company common stock would lose all of their investment.

Our specific goal will be marketing the Company subscription-based website, which is under development, to individuals that are interested in preparing various quick, tasty and easy dishes.  We intend to accomplish the foregoing through the following in the next two quarters:

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

Capital Resources

If the Company is unsuccessful in raising the additional proceeds through a private placement offering it will then have to seek additional funds through debt financing, which would be highly difficult for a new development stage company to secure. Therefore, the company is highly dependent upon the success of the anticipated private placement offering and failure thereof would result in the Company having to seek capital from other sources such as debt financing, which may not even be available to the company. However, if such financing were available, because the Company is a development stage company with no operations to date, it would likely have to pay additional costs associated with high risk loans and be subject to an above market interest rate. At such time these funds are required, management would evaluate the terms of such debt financing and determine whether the business could sustain operations and growth and manage the debt load. If the Company cannot raise additional proceeds via a private placement of its common stock or secure debt financing it would be required to cease business operations. As a result, investors in the Company common stock would lose all of their investment.

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

Changes in Internal Controls over Financial Reporting

As reported in our Annual Report on Form 10-K for the year ended April 30, 2012, management is aware that there is significant deficiency and a material weakness in our internal control over financial reporting and therefore has concluded that the Company’s internal controls over financial reporting were not effective as of October 31, 2012. The significant deficiency relates to a lack of segregation of duties due to the small number of employees involvement with general administrative and financial matters.  The material weakness relates to a lack of formal policies and procedures necessary to adequately review significant accounting transactions.

There have not been any changes in the Company's internal control over financial reporting during the quarter ended October 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.”

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

*     Included in Exhibit 31.1

**    Included in Exhibit 32.1

 ***

Includes the following materials contained in this Quarterly Report on Form 10-Q for the quarter ended October 31, 2012 formatted in XBRL (eXtensible Business Reporting Language): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Changes in Equity, (iv) the Statements of Cash Flows, and (v) Notes.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

One Clean Planet, Inc., fka Singular Chef, Inc.

BY:      /s/ Sylvain Petrari

 ----------------------

Sylvain Petrari

President, Secretary Treasurer, Principal Executive Officer,

Principal Financial Officer

Dated:  December 11, 2012