Form 10-Q
period 2013-01-31
SINGULAR CHEF, INC.
filed 2013-03-12
CIK 1467845

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	January 31, 2013

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	___________	to	____________

Commission file number:		333-161240

One Clean Planet, Inc. fka Singular Chef, Inc.
(Exact name of registrant as specified in its charter)

Nevada			26-4711535
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

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
Yes |X| No |_|
The number of shares outstanding of the Registrant's Common Stock as February 28, 2013 was 350,515,800 shares of common stock, $0.001 par value, issued and outstanding.

ONE CLEAN PLANET, INC.
fka SINGULAR CHEF, INC.
(A Development Stage Company)

CONDENSED FINANCIAL STATEMENTS

January 31, 2013

Unaudited

CONDENSED BALANCE SHEETS

CONDENSED STATEMENTS OF OPERATIONS

CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

CONDENSED STATEMENTS OF CASH FLOWS

NOTES TO UNAUDITED CONDENSED INTERIM AUDITED FINANCIAL STATEMENTS

ONE CLEAN PLANET, INC.
fka SINGULAR CHEF, INC.
(A Development Stage Company)

CONDENSED BALANCE SHEETS
Unaudited

	January 31, 2013	April 30, 2012

ASSETS

CURRENT ASSETS
Cash	$79	$79
TOTAL CURRENT ASSETS	$79	$79

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$37,764	$32,311
Accounts payable - related party	18,883	8,500
Loans from related party	26,283	26,273
TOTAL CURRENT LIABILITIES	$82,930	$67,084

STOCKHOLDERS' EQUITY (DEFICIT)
Capital stock
Authorized
550,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
350,515,800 shares at January 31, 2013 & 5,139,845,800 shares at April 30, 2012	$350,516	$5,139,846
Additional Paid in Capital	(334,740)	(5,124,060)
Deficit accumulated during the development stage	(98,627)	(82,791)
TOTAL STOCKHOLDERS' EQUITY/(DEFICIT)	$(82,851)	$(67,005)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)	$79	$79

The accompanying notes are an integral part of these financial statements

ONE CLEAN PLANET, INC.
fka SINGULAR CHEF, INC.
(A Development Stage Company)

CONDENSED STATEMENTS OF OPERATIONS
Unaudited

					Cumulative results
	3 months	3 months	9 months	9 months	from inception
	ended	ended	ended	ended	(April 9, 2009) to
	January 31, 2013	January 31, 2012	January 31, 2013	January 31, 2012	January 31, 2013
REVENUE

Revenues	$-	$-	$-	$-	$-
Total Revenues	$-	$-	$-	$-	$-

EXPENSES

Office and general	$2,462	$750	$6,836	$7,800	$27,225
Professional Fees	3,000	4,138	9,000	10,888	71,403
Total Expenses, before provision of income taxes	$5,462	$4,888	$15,836	$18,688	$98,627

Provision for income taxes	-	-	-	-	-

NET LOSS	$(5,462)	$(4,888)	$(15,836)	$(18,688)	$(98,627)

BASIC AND DILUTED LOSS PER COMMON SHARE
	$-	$-	$-	$-

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING

	350,515,800	5,139,845,800	338,728,662	5,139,845,800

The accompanying notes are an integral part of these financial statements

ONE CLEAN PLANET, INC.
fka SINGULAR CHEF, INC.
(A Development Stage Company)

CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
From inception (April 9, 2009) to January 31, 2013
Unaudited
					Deficit
	Common Stock				accumulated
			Additional	Share	during the
	Number of		Paid-in	Subscriptions	development
	shares	Amount	Capital	Receivable	stage	Total
Balance on inception, April 9, 2009	-	$-	$-	$-	$-	$-
Common stock issued for cash at $0.001
per share on April 30, 2009	4,999,850,000	4,999,850	(4,990,350)	(9,500)	-	-

Net loss for the period ended April 30, 2009	-	-	-	-	(1,070)	(1,070)

Balance, April 30, 2009	4,999,850,000	$4,999,850	$(4,990,350)	$(9,500)	$(1,070)	$(1,070)
Subscription Receivable October 8, 2009	-	-	-	9,500	-	9,500

Net Loss for the year ended April 30, 2010	-	-	-	-	(28,002)	(28,002)

Balance, April 30, 2010	4,999,850,000	$4,999,850	$(4,990,350)	$-	$(29,072)	$(19,572)
Subscription Receivable on Jun/July 2010
at $0.024 per share, cash received in August 2010	139,995,800	139,996	(133,710)	-	-	6,286

Net Loss for the year ended April 30, 2011	-	-	-	-	(16,323)	(16,323)

Balance, April 30, 2011	5,139,845,800	$5,139,846	$(5,124,060)	$-	$(45,395)	$(29,609)

Net Loss for the year ended April 30, 2012	-	-	-	-	(37,396)	(37,396)

Balance, April 30, 2012	5,139,845,800	$5,139,846	$(5,124,060)	$-	$(82,791)	$(67,005)

Shares redeemed and retired October 23, 2012	(4,789,330,000)	(4,789,330)	4,789,320	-	-	(10)

Net loss for the period ended January 31, 2013	-	-	-	-	(15,836)	(15,836)

Balance, January 31, 2013	350,515,800	$350,516	$(334,740)	$-	$(98,627)	$(82,851)

The accompanying notes are an integral part of these financial statements

ONE CLEAN PLANET, INC.
fka SINGULAR CHEF, INC.
(A Development Stage Company)

CONDENSED STATEMENTS OF CASH FLOWS
Unaudited

	9 months	9 months	April 9, 2009
	ended	ended	(date of inception) to
	January 31, 2013	January 31, 2012	January 31, 2013

OPERATING ACTIVITIES
Net loss	$(15,836)	$(18,688)	$(98,627)
Adjustment to reconcile net loss to net cash
used in operating activities:
Expenses paid on company's behalf by related party	10	5,883	14,813
Increase (decrease) in accrued expenses	15,836	12,805	56,647

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
	$10	$-	$(27,167)

FINANCING ACTIVITIES
Proceeds from sale of common stock	(10)	-	15,776
Loan from Related Party	-	-	11,470
NET CASH PROVIDED BY FINANCING ACTIVITIES
	$(10)	$-	$27,246

NET INCREASE (DECREASE) IN CASH	$-	$-	$79

CASH, BEGINNING OF PERIOD	$79	$217	$-

CASH, END OF PERIOD	$79	$217	$79

Supplemental cash flow information and noncash financing activities:
Cash paid for:
Interest	$-	$-	$-

Income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements

ONE CLEAN PLANET, INC.

fka SINGULAR CHEF, INC.

(A Development Stage Company)

NOTES TO THE UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

January 31, 2013

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at January 31, 2013, and for all periods presented herein, have been made.  In October 2012, the Company approved and effected a name change to One Clean Planet, Inc.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s April 30, 2012 audited financial statements.  The results of operations for the periods ended January 31, 2013 and the same period last year are not necessarily indicative of the operating results for the full years.

NOTE 2 – GOING CONCERN

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern.  This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company has a working capital deficit of $82,851, an accumulated deficit of $98,627 and net loss from operations since inception of $98,627. The Company does not have a source of revenue sufficient to cover its operation costs giving substantial doubt for it to continue as a going concern. The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan, or merge with an operating company.  There can be no assurance that the Company will be successful in either situation in order to continue as a going concern.  The Company is funding its initial operations by way of issuing Founder’s shares.

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

January 31, 2013

NOTE 3 - CAPITAL STOCK

The Company’s capitalization is 550,000,000 common shares with a par value of $0.001 per share.  No preferred shares have been authorized or issued.

As of January 31, 2013 and April 30, 2012, the Company had 350,515,800 and 5,139,845,800 shares, respectively, issued and outstanding.  All share information has been retroactively stated to reflect the 526.3:1 forward split approved on October 10, 2012.

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

As of January 31, 2013, the Company has not granted any stock options and has not recorded any stock-based compensation.

NOTE 4 - RELATED PARTY TRANSACTIONS

As of January 31, 2013 and April 30, 2012, the Company has received $26,283 and $26,273, respectively, in loans and payment of expenses from a related party. The loans are payable on demand and without interest.  As of January 31, 2013 and April 30, 2012, a second related party has paid expenses of $18,883 and $8,500, respectively, on behalf of the Company.  These amounts are separately stated on the Balance Sheet and are due on demand with no interest.

NOTE 5 - RECENT ACCOUNTING PRONOUNCEMENTS

The company has evaluated all the recent accounting pronouncements and believes that none of them will have a material effect on the company’s financial statement.

ONE CLEAN PLANET, INC.

fka SINGULAR CHEF, INC.

(A Development Stage Company)

NOTES TO THE UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

January 31, 2013

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

Plan of Operation

The Company has not yet generated any revenue from its operations.  As of the fiscal quarter ended January 31, 2013 we had $79 of cash on hand as compared to $79 at April 30, 2012. We incurred operating expenses in the amount of $5,462  and $4,888 in the quarter ended January 31, 2013 and 2012. Since inception we have incurred operating expenses of $98,627 which includes incorporation fees.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based upon an evaluation of the effectiveness of disclosure controls and procedures, our principal executive and financial officer  has concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) were not effective.  As reported in our Annual Report on Form 10-K for the year ended April 30, 2012, the Company’s principal executive and financial officer has determined that there are material weaknesses in our disclosure controls and procedures.

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

Changes in Internal Controls over Financial Reporting

As reported in our Annual Report on Form 10-K for the year ended April 30, 2012, management is aware that there is significant deficiency and a material weakness in our internal control over financial reporting and therefore has concluded that the Company’s internal controls over financial reporting were not effective as of January 31, 2013. The significant deficiency relates to a lack of segregation of duties due to the small number of employees involvement with general administrative and financial matters.  The material weakness relates to a lack of formal policies and procedures necessary to adequately review significant accounting transactions.

There have not been any changes in the Company's internal control over financial reporting during the quarter ended January 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.”

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

*     Included in Exhibit 31.1

**    Included in Exhibit 32.1

 ***

Includes the following materials contained in this Quarterly Report on Form 10-Q for the quarter ended January 31, 2013 formatted in XBRL (eXtensible Business Reporting Language): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Changes in Equity, (iv) the Statements of Cash Flows, and (v) Notes.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

One Clean Planet, Inc., fka Singular Chef, Inc.

BY:      /s/ Sylvain Petrari

 ----------------------

Sylvain Petrari

President, Secretary Treasurer, Principal Executive Officer,

Principal Financial Officer

Dated:  March 11, 2013