Form 10-K
period 2013-04-30
SINGULAR CHEF, INC.
filed 2013-07-24
CIK 1467845

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:	April 30, 2013

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	___________	to	____________

Commission file number:	333-161240

One Clean Planet, Inc. fka Singular Chef, Inc.
(Exact name of registrant as specified in its charter)
Nevada			26-4711535
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

112 North Curry Street - Carson City - Nevada 89703-4934
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code		(775) 321-8247

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
Yes |X| No |_|
The number of shares outstanding of the Registrant's Common Stock as July 22, 2013 was 350,515,800 shares of common stock, $0.001 par value, issued and outstanding.

TABLE OF CONTENTS

PART I	Page Number

Item 1.	Business	3
Item 1A.	Risk Factors	4
Item 1B	Unresolved Staff Comments	4
Item 2	Properties	4
Item 3	Legal Proceedings	4
Item 4	(Removed and Reserved)	4

PART II

PART III

PART IV

Item 15	Exhibits and Financial Statement Schedules	21

PART I

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

On October 10, 2012 the Company changed the name of the Company from “Singular Chef, Inc.” to “One Clean Planet, Inc.”. The Board of Directors approved an amendment to increase the number of shares of authorized common stock from 75,000,000 shares of common stock, par value $0.001 per share to 550,000,000 shares of common stock, par value $0.001 per share.

On October 10, 2012 the Board of Directors approved an amendment to effect a forward split of all issued and outstanding shares of common stock, at a ratio of 526.3:1 (the "Forward Stock Split").

On October 23, 2012, Sylvain Petrari, Singular Chef's majority stockholder, redeemed 9,100,000 shares of 9,500,000 shares of common stock held by him, and Singular Chef retired such 9,100,000 shares into its authorized common stock. Singular Chef is not holding such shares in treasury. Mr. Petrari's redemption of 9,100,000 shares did not result in a change in control of Singular, as Mr. Petrari still holds a majority of the issued and outstanding shares of common stock after the redemption.

Our president and director has invested $9,500 in the Company. In the fiscal year ended April 30, 2013, we have raised $6,286 through the sales of 139,995,800 shares of common stock issued in June and July of 2010 at $0.0000449 per share. We will need additional cash and if we are unable to raise it, we will either suspend marketing operations until we do raise the cash necessary to continue our business plan, or we cease operations entirely.

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

Plan of Operation

Our specific goal will be marketing One Clean Planet’s subscription-based website, to individuals that are interested in preparing various quick, tasty and easy dishes.  We intend to accomplish the foregoing through the following during the next year:

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

If One Clean Planet is unsuccessful in raising the additional proceeds through a private placement offering it will then have to seek additional funds through debt financing, which would be very difficult for a new development stage company to secure. Therefore, the company is highly dependent upon the success of the anticipated private placement offering described herein and failure thereof would result in One Clean Planet having to seek capital from other resources such as debt financing, which may not even be available to the company. However, if such financing were available, because One Clean Planet is a development stage company with no operations to date, it would likely have to pay additional costs associated with high risk loans and be subject to an above market interest rate. At such time these funds are required, management would evaluate the terms of such debt financing and determine whether the business could sustain operations and growth and manage the debt load. If One Clean Planet cannot raise additional proceeds via a private placement of its common stock or secure debt financing, it would be required to cease business operations. As a result, investors in One Clean Planet common stock would lose all of their investment.

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

Item 4. (Remove and Reserved)

PART II

Item 5.  Market for Registrants Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities

As of April 30, 2013, the Company has issued a total of 350,515,800 shares reflecting the 526.3:1 forward split approved on October 10, 2012.The Company has not paid cash dividends and has no outstanding options as of April 30, 2013.

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

Our auditor’s report on our April 30, 2013 financial statements expresses an opinion that substantial doubt exists as to whether we can continue as an ongoing business. Since our officer and director may be unwilling or unable to loan or advance us additional capital, we believe that if we do not raise additional capital over the next 12 months, we may be required to suspend or cease the implementation of our business plans. See “April 30, 2013 Audited Financial Statements - Auditors Report.”

As of April 30, 2013, One Clean Planet had $79 cash on hand and in the Trust Account. Management believes this amount will not satisfy our cash requirements for the next twelve months or until such time that additional proceeds are raised. We plan to satisfy our future cash requirements - primarily the working capital required for the development of our course guides and marketing campaign and to offset legal and accounting fees - by additional equity financing. This will likely be in the form of private placements of common stock.

Management believes that if subsequent private placements are successful, we will be able to generate sales revenue within the following twelve months thereof. However, additional equity financing may not be available to us on acceptable terms or at all, and thus we could fail to satisfy our future cash requirements.

One Clean Planet believes if we do not raise additional proceeds through an extra private placement offering it will then have to seek additional funds through debt financing, which would be highly difficult for a new development stage company to secure. However, if such financing were available, because One Clean Planet has not developed any operations to date, it would likely have to pay additional costs associated with high risk loans and be subject to an above market interest rate. At such time these funds are required, management would evaluate the terms of such debt financing and determine whether the business could sustain operations and growth and manage the debt load. If One Clean Planet cannot raise additional proceeds via a private placement of its common stock or secure debt financing it would be required to cease business operations. As a result, investors in One Clean Planet common stock would lose all of their investment.

The development and marketing of our services will start over the next 12 months. One Clean Planet does not anticipate obtaining any further products or services.

As of April 30, 2013 the Company has not generated any revenue.  As of the fiscal year ended April 30, 2013 we had $79 of cash on hand in the Trust Account. We incurred operating expenses in the amount of $24,276 in the fiscal year ended April 30, 2013 as compared to $37,396 at April 30, 2012. The operating expenses as of the fiscal year ended April 30, 2013 were comprised of auditor, transfer agent and accounting fees.   Since inception we have incurred operating expenses of $107,067 which includes incorporation fees.

One Clean Planet has no current plans, preliminary or otherwise, to merge with any other entity.

Off Balance Sheet Arrangements.

As of the date of this Annual Report, the current funds available to the Company will not be sufficient to continue operations. The cost to establish the Company and begin operations was estimated to be approximately $80,000 over the next twelve months and the cost of maintaining our reporting status was estimated to be $10,000 over this same period. The officer and director, Sylvain Petrari has undertaken to provide the Company with operating capital to sustain our business over the next twelve month period as the expenses are incurred in the form of a non-secured loan. However, there is no contract in place or written agreement securing this agreement.  Management believes that if the Company cannot raise sufficient revenues or maintain its reporting status with the SEC it will have to cease all efforts directed towards the Company.  As such, any investment previously made would be lost in its entirety.

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

Item 8. Financial Statements and Supplementary Data

ONE CLEAN PLANET, INC.
fka SINGULAR CHEF, INC.
(A Development Stage Company)

FINANCIAL STATEMENTS

April 30, 2013

Audited

BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

STATEMENTS OF CASH FLOWS

NOTES TO AUDITED FINANCIAL STATEMENTS

SEALE AND BEERS, CPAs

PCAOB & CPAB REGISTERED AUDITORS

www.sealebeers.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

One Clean Planet, Inc. fka Singular Chef, Inc.

(A Development Stage Company)

We have audited the accompanying balance sheets of One Clean Planet, Inc. fka Singular Chef, Inc. (A Development Stage Company) as of April 30, 2013 and 2012, and the related statements of operations, stockholders’ equity (deficit) and cash flows for each of the years in the two-year period ended April 30, 2013 and since inception on April 9, 2009 through April 30, 2013. One Clean Planet, Inc. fka Singular Chef, Inc.’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of One Clean Planet, Inc. fka Singular Chef, Inc. (A Development Stage Company) as of April 30, 2013 and 2012, and the related statements of operations, stockholders’ equity (deficit) and cash flows for each of the years in the two-year period ended April 30, 2013 and since inception on April 9, 2009 through April 30, 2013, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the financial statements, the Company has no revenues, has negative working capital at April 30, 2013, has incurred recurring losses and recurring negative cash flow from operating activities, and has an accumulated deficit which raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Seale and Beers, CPAs

Seale and Beers, CPAs

Las Vegas, Nevada

July 8, 2013

50 S. Jones Blvd. Suite 202 Las Vegas, NV 89107 Phone: (888)727-8251 Fax: (888)782-2351

ONE CLEAN PLANET, INC.
fka SINGULAR CHEF, INC.
(A Development Stage Company)

BALANCE SHEETS
Audited

	April 30, 2013	April 30, 2012

ASSETS

CURRENT ASSETS
Cash	$79	$79
TOTAL CURRENT ASSETS	$79	$79

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$44,704	$32,311
Accounts payable - related party	20,383	8,500
Loans from related party	26,283	26,273
TOTAL CURRENT LIABILITIES	$91,370	$67,084

STOCKHOLDERS' EQUITY (DEFICIT)
Capital stock
Authorized
550,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
350,515,800 shares at April 30, 2013 & 5,139,845,800 shares at April 30, 2012	$350,516	$5,139,846
Additional Paid in Capital	(334,740)	(5,124,060)
Deficit accumulated during the development stage	(107,067)	(82,791)
TOTAL STOCKHOLDERS' EQUITY/(DEFICIT)	$(91,291)	$(67,005)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)	$79	$79

The accompanying notes are an integral part of these financial statements

ONE CLEAN PLANET, INC.
fka SINGULAR CHEF, INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS
Audited

			Cumulative results
	Year	Year	from inception
	ended	ended	(April 9, 2009) to
	April 30, 2013	April 30, 2012	April 30, 2013
REVENUE

Revenues	$-	$-	$-
Total Revenues	$-	$-	$-

EXPENSES

Office and general	$9,251	$10,008	$29,639
Professional Fees	15,025	27,388	77,428
Total Expenses, before provision of income taxes	$24,276	$37,396	$107,067

Provision for income taxes	-	-	-

NET LOSS	$(24,276)	$(37,396)	$(107,067)

BASIC AND DILUTED LOSS PER COMMON SHARE
	$-	$-

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING

	2,646,769,910	5,139,845,800

The accompanying notes are an integral part of these financial statements

ONE CLEAN PLANET, INC.
fka SINGULAR CHEF, INC.
(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
From inception (April 9, 2009) to April 30, 2013
Audited

					Deficit
	Common Stock				accumulated
			Additional	Share	during the
	Number of		Paid-in	Subscriptions	development
	shares	Amount	Capital	Receivable	stage	Total
Balance on inception, April 9, 200	-	$-	$-	$-	$-	$-

Common stock issued for cash at $0.0000019
per share on April 30, 2009	4,999,850,000	4,999,850	(4,990,350)	(9,500)	-	-

Net loss for the period ended
April 30, 2009	-	-	-	-	(1,070)	(1,070)

Balance, April 30, 2009	4,999,850,000	$4,999,850	$(4,990,350)	$(9,500)	$(1,070)	$(1,070)
Subscription Receivable on
October 8, 2009	-	-	-	9,500	-	9,500

Net loss for the year ended
April 30, 2010	-	-	-	-	(28,002)	(28,002)

Balance, April 30, 2010	4,999,850,000	$4,999,850	$(4,990,350)	$-	$(29,072)	$(19,572)
Subscription Receivable on
June/July 2010 at $0.0000449 per share,
cash received in August 2010	139,995,800	139,996	(133,710)	-	-	6,286

Net loss for the year ended
April 30, 2011	-	-	-	-	(16,323)	(16,323)

Balance, April 30, 2011	5,139,845,800	$5,139,846	$(5,124,060)	$-	$(45,395)	$(29,609)
Net loss for the year ended
April 30, 2012	-	-	-	-	(37,396)	(37,396)

Balance, April 30, 2012	5,139,845,800	$5,139,846	$(5,124,060)	$-	$(82,791)	$(67,005)
Shares redeemed and retired
October 23, 2012	(4,789,330,000)	(4,789,330)	4,789,320	-	-	(10)

Net loss for the year ended
April 30, 2013	-	-	-	-	(24,276)	(24,276)

Balance, April 30, 2013	350,515,800	$350,516	$(334,740)	$-	$(107,067)	$(91,291)

These figures have been retroactively stated to reflect the 526.3:1 forward split on October 10, 2012
The accompanying notes are an integral part of these financial statements

ONE CLEAN PLANET, INC.
fka SINGULAR CHEF, INC.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS
Audited

	Year	Year	April 9, 2009
	ended	ended	(date of inception) to
	April 30, 2013	April 30, 2012	April 30, 2013

OPERATING ACTIVITIES
Net loss	$(24,276)	$(37,396)	$(107,067)
Adjustment to reconcile net loss to net cash
used in operating activities:
Expenses paid on company's behalf by related party	10	5,883	14,813
Increase (decrease) in accrued expenses	24,276	20,405	65,087

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
	$10	$(11,108)	$(27,167)

FINANCING ACTIVITIES
Proceeds from sale of common stock	(10)	-	15,776
Loan from Related Party	-	10,970	11,470
NET CASH PROVIDED BY FINANCING ACTIVITIES
	$(10)	$10,970	$27,246

NET INCREASE (DECREASE) IN CASH	$-	$(138)	$79

CASH, BEGINNING OF PERIOD	$79	$217	$-

CASH, END OF PERIOD	$79	$79	$79

Supplemental cash flow information and noncash financing activities:
Cash paid for:
Interest	$-	$-	$-

Income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements

ONE CLEAN PLANET, INC.

fka SINGULAR CHEF, INC.

(A Development Stage Enterprise)

NOTES TO THE AUDITED FINANCIAL STATEMENTS

April 30, 2013

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

The Company was incorporated in the State of Nevada as a for-profit Company on April 9, 2009 and established a fiscal year end of April 30. We are a development-stage Company which intends to provide specialized step-by-step cooking tutorials through our website for monthly subscribers and on a pay-per-view basis.

One Clean Planet intends to enter into the online content provider industry specializing in step-by-step cookery tutorial companies.

The Company approved a name change to One Clean Planet, Inc. on October 10, 2012.  This change became effective upon FINRA’s approval in December of 2012.

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

Advertising

Advertising costs are expensed as incurred.  As of April 30, 2013 and 2012, no advertising costs have been incurred.

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

ONE CLEAN PLANET, INC.

fka SINGULAR CHEF, INC.

(A Development Stage Enterprise)

NOTES TO THE AUDITED FINANCIAL STATEMENTS

April 30, 2013

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

NOTE 3 – GOING CONCERN

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern.  This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company has a working capital deficit of $91,291, an accumulated deficit of $107,067 and net loss from operations since inception of $107,067. The Company does not have a source of revenue sufficient to cover its operation costs giving substantial doubt for it to continue as a going concern. The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan, or merge with an operating company.  There can be no assurance that the Company will be successful in either situation in order to continue as a going concern.  The Company funded its initial operations by way of issuing Founder’s shares.

The officers and directors have committed to advancing certain operating costs of the Company, including Legal, Audit, Transfer Agency and Edgarizing costs

ONE CLEAN PLANET, INC.

fka SINGULAR CHEF, INC.

(A Development Stage Enterprise)

NOTES TO THE AUDITED FINANCIAL STATEMENTS

April 30, 2013

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

As of April 30, 2013, the Company has not granted any stock options and has not recorded any stock-based compensation.

On April 30, 2009 the Company issued 4,999,850,000 common shares for cash at $0.0000019 per share.

During June and July 2010, the Company issued 139,995,800 common shares for subscriptions receivable

In August 2010, the Company received payment for the 139,995,800 shares of common stock issued in June and July of 2010 at $0.0000449 per share for a total of $6,286.

On October 23, 2012, the founder redeemed 9,100,000 pre-split shares (4,789,330,000 post-split) for an aggregate purchase price of $10.  The Company retired these shares.

On April 30, 2013, the Company had 350,515,800 common shares issued and outstanding and on April 30, 2012 5,139,845,800 common shares. All share information has been retroactively stated to reflect the 526.3:1 forward split. approved on October 10, 2012.

NOTE 6 – RELATED PARTY TRANSACTIONS

As of April 30, 2013 and 2012, the Company has received $26,283 and $26,273, respectively, in loans and payment of expenses from a related party. The loans are payable on demand and without interest.

As of April 30, 2013 and 2012, a second related party has paid expenses of $20,383 and $8,500, respectively, on behalf of the Company.  These amounts are separately stated on the Balance Sheet and are due on demand with no interest.

ONE CLEAN PLANET, INC.

fka SINGULAR CHEF, INC.

(A Development Stage Enterprise)

NOTES TO THE AUDITED FINANCIAL STATEMENTS

April 30, 2013

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

The components of the Company’s deferred tax asset and reconciliation of income taxes computed at the statutory rate to the income tax amount recorded as of April 30, 2013 and 2012 are as follows:

	April 30, 2013	April 30, 2012
Net Operating loss carry forward	107,067	82,791
Effective Tax rate	35%	35%
Deferred Tax Assets	37,473	28,977
Less: Valuation Allowance	(37,473)	(28,977)
Net deferred tax asset	$ 0	$ 0

The net federal operating loss carry forward will expire between 2032 and 2033.  This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

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

ITEM 9A. CONTROLS AND PROCEDURES

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 as amended (the “Exchange Act”), as of the end of the period covered by this Annual Report on Form 10-K, the Company’s management evaluated, with the participation of the Company’s principal executive and financial officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act). Disclosure controls and procedures are defined as those controls and other procedures of an issuer that are designed to ensure that the information required to be disclosed by the issuer in the reports it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that Evaluation he concluded that the Registrant’s disclosure controls and procedures are ineffective in gathering, analyzing and disclosing information needed to satisfy the registrant’s disclosure obligations under the Exchange Act. Based upon an evaluation of the effectiveness of disclosure controls and procedures, our Company’s principal executive and principal financial officer has concluded that as of the end of the period covered by this Annual Report on Form 10K our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) are not effective because of the material weaknesses in our disclosure controls and procedures which are identified below.  It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.”

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

As of April 30, 2013, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments.  Based on this evaluation under the COSO Framework, our management concluded that our internal control over financial reporting is not effective as of April 30, 2013.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  Based on that evaluation, they concluded that, as of April 30, 2013, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company's Chief Financial Officer in connection with the review of our financial statements as of April 30, 2013 and communicated to our management.

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

There have been no changes in our internal controls over financial reporting that occurred during the year ended April 30, 2013 that have materially affected or are reasonably likely to materially affect, our internal controls over financial reporting.

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

The names, addresses, ages and positions of our present sole officer and our directors are set forth below:

Name	Age	Position(s)
Sylvain Petrari	52	President, Secretary/ Treasurer, Chief Financial Officer and Chairman of the Board of Directors.

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

Family Relations

There are no family relationships among the Directors and Officers of One Clean Planet, Inc. fka Singular Chef, Inc.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and related Stockholder Matters

Title of Class	Name and Address of Beneficial Owner [1]	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	Sylvain Petrari, 1094 Gariepy St.Longueuil, Quebec, Canada J4G 2S7	210,520,000	74.80%
	All Beneficial Owners as a Group (1 person)	210,520,000	74.80%

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

Item 14.   Principal Accountant Fees and Services.

For the fiscal year ended April 30, 2013 we expect to incur approximately $3,500 in fees to our principal independent accountants for professional services rendered in connection with the audit of financial statements.

During the fiscal year ended April 30, 2013, we incurred $4,500 in fees for professional services rendered by our principal independent accountants for all other non-audit services.

PART IV

Item 15. Exhibits

3.1 Articles of Incorporation of One Clean Planet, Inc. fka Singular Chef, Inc.(incorporated by reference from our Registration Statement on Form S-1 filed on August 11, 2009)

3.2 Bylaws of One Clean Planet, Inc. fka Singular Chef, Inc. (incorporated by reference from our

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

                        One Clean Planet, Inc. fka Singular Chef, Inc.

BY:      /s/ Sylvain Petrari

 ----------------------

Sylvain Petrari

President, Secretary Treasurer, Principal Executive Officer,

Principal Financial Officer and Director

Dated:  July 24, 2013