Form 10-Q
period 2013-10-31
ONE CLEAN PLANET, INC.
filed 2014-12-22
CIK 1467845

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2013

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

Commission File Number: 333-161240

One Clean Planet, Inc.
(Exact name of registrant as specified in it’s charter)

Nevada	26-4711535
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

112 North Curry Street, Carson City, NV 89703-4934

(Address of principal executive offices) (Zip Code)

(775) 321-8247

(Registrant’s telephone number, including area code)

_____________________________________________________________________

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes ☒ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☒ Yes ☐ No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court ☐ Yes ☐ No

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of December 16, 2014, the Company had 350,515,800 common shares issued and outstanding.

2

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

ONE CLEAN PLANET, INC.

fka SINGULAR CHEF, INC.

(A Development Stage Company)

CONDENSED FINANCIAL STATEMENTS

October 31, 2013

Unaudited

3

ONE CLEAN PLANET, INC.

fka SINGULAR CHEF, INC.

(A Development Stage Company)

CONDENSED BALANCE SHEETS

Unaudited

	October 31, 2013	April, 30, 2013
ASSETS
CURRENT ASSETS
Cash	$79	$79
TOTAL CURRENT ASSETS	$79	$79

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$58,334	$44,704
Accounts payable - related party	21,883	20,383
Loans from related party	34,998	26,283
TOTAL CURRENT LIABILITIES	$115,215	$91,370

STOCKHOLDERS' EQUITY (DEFICIT)
Capital stock
Authorized
550,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
350,515,800 shares at October 31, 2013 and at April 30, 2013	$350,516	$350,516
Additional Paid in Capital	(334,740)	(334,740)
Deficit accumulated during the development stage	(130,912)	(107,067)
TOTAL STOCKHOLDERS' EQUITY/(DEFICIT)	$(115,136)	$(91,291)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)	$79	$79

The accompanying notes are an integral part of these financial statements

F-1

ONE CLEAN PLANET, INC.

fka SINGULAR CHEF, INC.

(A Development Stage Company)

CONDENSED STATEMENTS OF OPERATIONS

Unaudited

	3 months ended	3 months ended	6 months ended	6 months ended	Cumulative results from inception (April 9, 2009) to
	October 31, 2013	October 30, 2012	October 31, 2013	October 31, 2012	October 31, 2013
REVENUE

Revenues	$-	$-	$-	$-	$-
Total Revenues	$-	$-	$-	$-	$-

EXPENSES

Office and general	$1,645	$3,924	$18,095	$4,374	$47,735
Professional Fees	2,750	3,000	5,750	6,000	83,177
Total Expenses, before provision of income taxes	$4,395	$6,924	$23,845	$10,374	$130,912

Provision for income taxes	-	-	-	-	-
NET LOSS	$(4,395)	$(6,924)	$(23,845)	$(10,374)	$(130,912)

BASIC AND DILUTED LOSS PER COMMON SHARE	$-	$-	$-	$-

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	350,515,800	4,671,324,387	350,515,800	4,905,585,093

The accompanying notes are an integral part of these financial statements

F-2

ONE CLEAN PLANET, INC.

fka SINGULAR CHEF, INC.

(A Development Stage Company)

CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

From inception (April 9, 2009) to October 31, 2013

Unaudited

					Deficit accumulated
	Common Stock		Additional	Share	during the
	Number of		Paid-in	Subscriptions	development
	shares	Amount	Capital	Receivable	stage	Total
Balance on inception, April 9, 2009	-	$-	$-	$-	$-	$-
Common stock issued for cash at $0.0000019 per share on April 30, 2009	4,999,850,000	4,999,850	(4,990,350)	(9,500)	-	-
Net loss for the period ended April 30, 2009	-	-	-	-	(1,070)	(1,070)
Balance, April 30, 2009	4,999,850,000	$4,999,850	$(4,990,350)	$(9,500)	$(1,070)	$(1,070)

Subscription Receivable on October 8, 2009	-	-	-	9,500	-	9,500
Net loss for the year ended April 30, 2010	-	-	-	-	(28,002)	(28,002)
Balance, April 30, 2010	4,999,850,000	$4,999,850	$(4,990,350)	$-	$(29,072)	$(19,572)

Subscription Receivable on June/July 2010 at $0.0000449 per share, cash received in August 2010	139,995,800	139,996	(133,710)	-	-	6,286
Net loss for the year ended April 30, 2011	-	-	-	-	(16,323)	(16,323)
Balance, April 30, 2011	5,139,845,800	$5,139,846	$(5,124,060)	$-	$(45,395)	$(29,609)

Net loss for the year ended April 30, 2012	-	-	-	-	(37,396)	(37,396)
Balance, April 30, 2012	5,139,845,800	$5,139,846	$(5,124,060)	$-	$(82,791)	$(67,005)

Shares redeemed and retired October 23, 2012	(4,789,330,000)	(4,789,330)	4,789,320	-	-	(10)
Net loss for the year ended April 30, 2012	-	-	-	-	(24,276)	(24,276)
Balance, April 30, 2013	350,515,800	$350,516	$(334,740)	$-	$(107,067)	$(91,291)

Net loss for the period ended October 31, 2013	-	-	-	-	(23,845)	(23,845)
Balance, October 31, 2013	350,515,800	$350,516	$(334,740)	$-	$(130,912)	$(115,136)

These figures have been retroactively adjusted to reflect the 526.3:1 forward split on October 10, 2012

The accompanying notes are an integral part of these financial statements

F-3

ONE CLEAN PLANET, INC.

fka SINGULAR CHEF, INC.

(A Development Stage Company)

CONDENSED STATEMENTS OF CASH FLOWS

Unaudited

	6 months ended	6 months ended	April 9, 2009 (date of inception) to
	October 31, 2013	October 31, 2012	October 31, 2013
OPERATING ACTIVITIES
Net loss	$(23,845)	$(10,374)	$(130,912)
Adjustment to reconcile net loss to net cash used in operating activities:
Expenses paid on company's behalf by related party	8,715	-	23,528
Increase (decrease) in accrued expenses	15,130	10,374	80,217

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$-	$-	$(27,167)

FINANCING ACTIVITIES
Proceeds from sale of common stock	-	-	15,776
Loan from Related Party	-	-	11,470
NET CASH PROVIDED BY FINANCING ACTIVITIES	$-	$-	$27,246

NET INCREASE (DECREASE) IN CASH	$-	$-	$79

CASH, BEGINNING OF PERIOD	$79	$79	$-

CASH, END OF PERIOD	$79	$79	$79

Supplemental cash flow & noncash financing activities:
Cash paid for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements

F-4

ONE CLEAN PLANET, INC.

fka SINGULAR CHEF, INC.

(A Development Stage Company)

 NOTES TO THE UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

October 31, 2013

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at October 31, 2013, and for all periods presented herein, have been made. In October 2012, the Company approved and effected a name change to One Clean Planet, Inc.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s April 30, 2013 audited financial statements. The results of operations for the periods ended October 31, 2013 and the same period last year are not necessarily indicative of the operating results for the full years.

NOTE 2 – GOING CONCERN

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company has a working capital deficit of $115,136, an accumulated deficit of $130,912 and net loss from operations since inception of $130,912. The Company does not have a source of revenue sufficient to cover its operation costs giving substantial doubt for it to continue as a going concern. The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan, or merge with an operating company. There can be no assurance that the Company will be successful in either situation in order to continue as a going concern. The Company is funding its initial operations by way of issuing Founder’s shares.

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

F-5

NOTE 3 - CAPITAL STOCK

The Company’s capitalization is 550,000,000 common shares with a par value of $0.001 per share. No preferred shares have been authorized or issued.

At October 31, 2013 and April 30, 2013, the Company had 350,515,800 issued and outstanding. All share information has been retroactively stated to reflect the 526.3:1 forward split approved on October 10, 2012.

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

As of October 31, 2013, the Company has not granted any stock options and has not recorded any stock-based compensation.

NOTE 4 - RELATED PARTY TRANSACTIONS

As of October 31, 2013 and April 30, 2013, the Company has received $34,998 and $26,283, respectively, in loans and payment of expenses from a related party. The loans are payable on demand and without interest. As of October 31, 2013 and April 30, 2013, a second related party has paid expenses of $21,883 and $20,383, respectively, on behalf of the Company. These amounts are separately stated on the Balance Sheet and are due on demand with no interest.

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

F-6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Results of Operations

The Company has not yet generated any revenue from its operations. Expenses for the three months ended October 31, 2013, were $4,395 resulting in a net loss of $4,395 as compared to expenses for the three months ended October 31, 2012 of $6,924 resulting in a net loss of $6,924. The net loss of $4,395 for the three months ended October 31, 2013 is a result of Office and general expenses of $1,645 and Professional Fees of $2,750 as compared to the net loss of $6,924 for the three months ended October 31, 2012 resulting from Office and general expenses of $3,924 and Professional Fees of $3,000.

Expenses for the six months ended October 31, 2013, were $23,845 resulting in a net loss of $23,845 as compared to expenses for the six months ended October 31, 2012 of $10,374 resulting in a net loss of $10,374. The net loss of $23,845 for the six months ended October 31, 2013 is a result of Office and general expenses of $18,095 and Professional Fees of $5,750 as compared to the net loss of $10,374 for the six months ended October 31, 2012 resulting from Office and general expenses of $4,374 and Professional Fees of $6,000.

Capital Resources and Liquidity

Our auditors have issued a “going concern” opinion, meaning that there is substantial doubt if we can continue as an on-going business for the next twelve months unless we obtain additional capital. No substantial revenues are anticipated until we have implemented our plan of operations. With the exception of cash advances from our sole Officer and Director, our only source for cash at this time is investments by others. We must raise cash to implement our strategy and stay in business.

As of October 31, 2013, we had $79 in cash as compared to $79 in cash at April 30, 2013. The funds available to the Company will not be sufficient to fund the planned operations of the Company and maintain a reporting status. As of October 31, 2013 and April 30, 2013, the Company has received $34,998 and $26,283, respectively, in loans and payment of expenses from a related party. The loans are payable on demand and without interest. As of October 31, 2013 and April 30, 2013, a second related party has paid expenses of $21,883 and $20,383, respectively, on behalf of the Company. These amounts are separately stated on the Balance Sheet and are due on demand with no interest.

We do not anticipate researching and releasing any further features to our software nor do we foresee the purchase or sale of any significant equipment. We also do not expect any significant additions to the number of employees.

Off-balance sheet arrangements

Other than the situation described in the section titled Capital Recourses and Liquidity, the company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect or change on the company’s financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term “off-balance sheet arrangement” generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with the company is a party, under which the company has (i) any obligation arising under a guarantee contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The Company is a smaller reporting Company as defined by Rule 12b-2 of the Securities Act of 1934 and we are not required to provide the information under this item.

Item 4. Controls and Procedures.

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

As of October 30, 2013 management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments. Based on that evaluation, our principle executive officer, also acting as our principle financial officer concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company's Chief Financial Officer in connection with the review of our financial statements as of October 30, 2013 and communicated to our management.

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

There have been no significant changes in our internal controls over financial reporting that occurred during the transition period ended October 30, 2013 that have materially affected or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II—OTHER INFORMATION

Instruction. The report shall contain the item numbers and captions of all applicable items of Part II, but the text of such itemsmay be omitted provided the responses clearly indicate the coverage of the item. Any item which is inapplicable or to which the answer is negative may be omitted and no reference thereto need be made in the report. If substantially the same information has been previously reported by the registrant, an additional report of the information on this form need not be made. The term “previously reported” is defined in Rule 12b-2 (17 CFR 240. 12b-2). A separate response need not be presented in Part II where information called for is already disclosed in the financial information provided in Part I and is incorporated by reference into Part II of the report by means of a statement to that effect in Part II which specifically identifies the incorporated information.

Item 1. Legal Proceedings.

The Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated.

No director, officer, or affiliate of the Company and no owner of record or beneficial owner of more than 5.0% of the securities of the Company, or any associate of any such director, officer or security holder is a party adverse to the Company or has a material interest adverse to the Company in reference to pending litigation.

Item 1A. Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Act of 1934 and are not required to provide the information under this item.

Item 2. Unregistered Sales of Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

(a) None

Item 6. Exhibits.

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer *

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer **

101.INS ***	XBRL Instance Document

101.SCH ***	XBRL Taxonomy Extension Schema Document

101.CAL ***	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF ***	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB ***	XBRL Taxonomy Extension Label Linkbase Document

101.PRE ***	XBRL Taxonomy Extension Presentation Linkbase Document

__________________

* Included in Exhibit 31.1

** Included in Exhibit 32.1

*** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES*

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

One Clean Planet, Inc. (Registrant)

Date: December 19, 2014	By:	/s/ Nathan Adamson
Nathan Adamson
President and Director Principal and Executive Officer Principal Financial Officer Principal Accounting Officer

