Form 10-Q
period 2014-01-31
ONE CLEAN PLANET, INC.
filed 2014-12-30
CIK 1467845

UNITED STATES
ECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2014 or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_________________to_________________

Commission File Number: 333-161240

One Clean Planet, Inc.
(Exact name of registrant as specified in it’s charter)

Nevada	26-4711535
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

112 North Curry Street, Carson City, NV 89703-4934

(Address of principal executive offices)(Zip Code)

(775) 321-8247

(Registrant’s telephone number, including area code)

_____________________________________________________________

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.☐ Yes ☒ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

2

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

ONE CLEAN PLANET, INC.
fka SINGULAR CHEF, INC.
(A Development Stage Company)
CONDENSED FINANCIAL STATEMENTS
January 31, 2014
Unaudited

3

ONE CLEAN PLANET, INC.
fka SINGULAR CHEF, INC.
(A Development Stage Company)
CONDENSED BALANCE SHEETS
Unaudited

	January 31, 2014	April 30, 2013

ASSETS

CURRENT ASSETS
Cash	$79	$79
TOTAL CURRENT ASSETS	$79	$79

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$66,084	$44,704
Accounts payable - related party	21,883	20,383
Loans from related party	29,998	26,283
TOTAL CURRENT LIABILITIES	$117,965	$91,370

STOCKHOLDERS' EQUITY (DEFICIT)
Capital stock
Authorized
550,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
350,515,800 shares at January 31, 2014 and at April 30, 2013	$350,516	$350,516
Additional Paid in Capital	(334,740)	(334,740)
Deficit accumulated during the development stage	(133,662)	(107,067)
TOTAL STOCKHOLDERS' EQUITY/(DEFICIT)	$(117,886)	$(91,291)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)	$79	$79

The accompanying notes are an integral part of these financial statements

F-1

ONE CLEAN PLANET, INC.
fka SINGULAR CHEF, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS
Unaudited

	3 months ended January 31, 2014	3 months ended January 30, 2013	9 months ended January 31, 2014	9 months ended January 31, 2013	Cumulative results from inception (April 9, 2009) to January 31, 2014
REVENUE

Revenues	$-	$-	$-	$-	$-
Total Revenues	$-	$-	$-	$-	$-

EXPENSES

Office and general	$-	$2,462	$18,095	$6,836	$47,735
Professional Fees	2,750	3,000	8,500	9,000	85,927
Total Expenses, before provision of income taxes	$2,750	$5,462	$26,595	$15,836	$133,662

Provision for income taxes	-	-	-	-	-

NET LOSS	$(2,750)	$(5,462)	$(26,595)	$(15,836)	$(133,662)

BASIC AND DILUTED LOSS PER COMMON SHARE	$-	$-	$-	$-

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	350,515,800	350,515,800	350,515,800	3,387,228,662

The accompanying notes are an integral part of these financial statements

F-2

ONE CLEAN PLANET, INC.
fka SINGULAR CHEF, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
From inception (April 9, 2009) to January 31, 2014
Unaudited

					Deficit
					accumulated
	Common Stock		Additional	Share	during the
	Number of		Paid-in	Subscriptions	development
	shares	Amount	Capital	Receivable	stage	Total

Balance on inception, April 9, 2009	-	$-	$-	$-	$-	$-
Common stock issued for cash at $0.0000019 per share on April 30, 2009	4,999,850,000	4,999,850	(4,990,350)	(9,500)	-	-
Net loss for the period ended April 30, 2009	-	-	-	-	(1,070)	(1,070)
Balance, April 30, 2009	4,999,850,000	$4,999,850	$(4,990,350)	$(9,500)	$(1,070)	$(1,070)

Subscription Receivable on October 8, 2009	-	-	-	9,500	-	9,500
Net loss for the year ended April 30, 2010	-	-	-	-	(28,002)	(28,002)
Balance, April 30, 2010	4,999,850,000	$4,999,850	$(4,990,350)	$-	$(29,072)	$(19,572)

Subscription Receivable on June/July 2010 at $0.0000449 per share, cash received in August 2010	139,995,800	139,996	(133,710)	-	-	6,286
Net loss for the year ended April 30, 2011	-	-	-	-	(16,323)	(16,323)
Balance, April 30, 2011	5,139,845,800	$5,139,846	$(5,124,060)	$-	$(45,395)	$(29,609)

Net loss for the year ended April 30, 2012	-	-	-	-	(37,396)	(37,396)
Balance, April 30, 2012	5,139,845,800	$5,139,846	$(5,124,060)	$-	$(82,791)	$(67,005)

Shares redeemed and retired October 23, 2012	(4,789,330,000)	(4,789,330)	4,789,320	-	-	(10)
Net loss for the year ended April 30, 2012	-	-	-	-	(24,276)	(24,276)
Balance, April 30, 2013	350,515,800	$350,516	$(334,740)	$-	$(107,067)	$(91,291)

Net loss for the period ended January 31, 2014	-	-	-	-	(26,595)	(26,595)
Balance, January 31, 2014	350,515,800	$350,516	$(334,740)	$-	$(133,662)	$(117,886)

These figures have been retroactively adjusted to reflect the 526.3:1 forward split on October 10, 2012

The accompanying notes are an integral part of these financial statements

F-3

ONE CLEAN PLANET, INC.
fka SINGULAR CHEF, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
Unaudited

	9 months ended January 31, 2014	9 months ended January 31, 2013	April 9, 2009 (date of inception) to January 31, 2014

OPERATING ACTIVITIES
Net loss	$(26,595)	$(15,836)	$(133,662)
Adjustment to reconcile net loss to net cash used in operating activities:
Expenses paid on company's behalf by related party	3,715	10	18,528
Increase (decrease) in accrued expenses	22,880	15,836	87,967

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$-	$10	$(27,167)

FINANCING ACTIVITIES
Proceeds from sale of common stock	-	(10)	15,776
Loan from Related Party	-	-	11,470

NET CASH PROVIDED BY FINANCING ACTIVITIES	$-	$(10)	$27,246

NET INCREASE (DECREASE) IN CASH	$-	$-	$79

CASH, BEGINNING OF PERIOD	$79	$79	$-

CASH, END OF PERIOD	$79	$79	$79

Supplemental cash flow & noncash financing activities:
Cash paid for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements

F-4

ONE CLEAN PLANET, INC.
fka SINGULAR CHEF, INC.
(A Development Stage Company)
NOTES TO THE UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS
January 31, 2014

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at January 31, 2014, and for all periods presented herein, have been made. In October 2012, the Company approved and effected a name change to One Clean Planet, Inc.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s April 30, 2013 audited financial statements.The results of operations for the periods ended January 31, 2014 and the same period last year are not necessarily indicative of the operating results for the full years.

NOTE 2 – GOING CONCERN

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern.This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company has a working capital deficit of $117,886, an accumulated deficit of $133,662 and net loss from operations since inception of $133,662. The Company does not have a source of revenue sufficient to cover its operation costs giving substantial doubt for it to continue as a going concern. The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan, or merge with an operating company.There can be no assurance that the Company will be successful in either situation in order to continue as a going concern.The Company is funding its initial operations by way of issuing Founder’s shares.

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

NOTE 3 - CAPITAL STOCK

The Company’s capitalization is 550,000,000 common shares with a par value of $0.001 per share.No preferred shares have been authorized or issued.

At January 31, 2014 and April 30, 2013, the Company had 350,515,800 issued and outstanding.All share information has been retroactively stated to reflect the 526.3:1 forward split approved on October 10, 2012.

On April 30, 2009, the President was issued 4,999,850,000 common shares for cash, which was received on October 8, 2009.

F-5

During June and July of 2010, the Company issued 139,995,800 common shares for subscriptions receivable.

In August 2010, the Company received payment for the 139,995,800 shares of common stock issued in June and July of 2010 at $0.0000449 per share for a total of $6,286.

On October 23, 2012, the founder redeemed 9,100,000 pre-split shares (4,789,330,000 post-split) for an aggregate purchase price of $10.The Company retired these shares.

As of January 31, 2014, the Company has not granted any stock options and has not recorded any stock-based compensation.

NOTE 4 - RELATED PARTY TRANSACTIONS

As of January 31, 2014 and April 30, 2013, the Company has received $29,998 and $26,283, respectively, in loans and payment of expenses from a related party. The loans are payable on demand and without interest.As of January 31, 2014 and April 30, 2013, a second related party has paid expenses of $21,883 and $20,383, respectively, on behalf of the Company.These amounts are separately stated on the Balance Sheet and are due on demand with no interest.

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

Results of Operations

The Company has not yet generated any revenue from its operations.  Expenses for the three months ended January 31, 2014, were $2,750 resulting in a net loss of $2,750 as compared to expenses for the three months ended January 31, 2013 of $5,462 resulting in a net loss of $5,462. The net loss of $2,750 for the three months ended January 31, 2014 is a result of Office and general expenses of $Nil and Professional Fees of $2,750 as compared to the net loss of $5,462 for the three months ended January 31, 2013 resulting from Office and general expenses of $2,462 and Professional Fees of $3,000.

Expenses for the nine months ended January 31, 2014, were $26,595 resulting in a net loss of $26,595 as compared to expenses for the nine months ended January 31, 2013 of $15,836 resulting in a net loss of $15,836. The net loss of $26,595 for the nine months ended January 31, 2014 is a result of Office and general expenses of $18,095 and Professional Fees of $8,500 as compared to the net loss of $15,836 for the nine months ended January 31, 2013 resulting from Office and general expenses of $6,836 and Professional Fees of $9,000.

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

For the period ended January 31, 2014, the Company had cash of $79 as compared to cash of $79 for the period ended April 30, 2013. The funds available to the Company will not be sufficient to fund the planned operations of the Company and maintain a reporting status.

As of January 31, 2014 and April 30, 2013, the Company has received $29,998 and $26,283, respectively, in loans and payment of expenses from a related party. The loans are payable on demand and without interest.  As of January 31, 2014 and April 30, 2013, a second related party has paid expenses of $21,883 and $20,383, respectively, on behalf of the Company.  These amounts are separately stated on the Balance Sheet and are due on demand with no interest. These amounts are separately stated on the Balance Sheet and are due on demand with no interest.

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

As of January 30, 2014 management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments.Based on that evaluation, our principle executive officer, also acting as our principle financial officer concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company's Chief Financial Officer in connection with the review of our financial statements as of January 30, 2014 and communicated to our management.

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

There have been no significant changes in our internal controls over financial reporting that occurred during the transition period ended January 30, 2014 that have materially affected or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

None

Item 5. Other Information.

(a) None

Item 6. Exhibits.

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer *

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer **

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

_______________

*Included in Exhibit 31.1

**Included in Exhibit 32.1

SIGNATURES*

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

One Clean Planet, Inc. (Registrant)

Date: December 30, 2014	By:	/s/ Nathan Adamson
Nathan Adamson
President and Director
Principal and Executive Officer Principal Financial Officer Principal Accounting Officer

