Form 10-K
period 2014-04-30
ONE CLEAN PLANET, INC.
filed 2015-03-06
CIK 1467845

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2014 or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _____________

333-161240

Commission file number

One Clean Planet, Inc. fka Singular Chef, Inc.
(Exact name of registrant as specified in its charter)

Nevada	26-4711535
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

112 North Curry Street, Carson City, NV	89703-4934
(Address of principal executive offices)	(Zip Code)

(775) 321-8247

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Common

Title of each class

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☒ Yes ☐ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes ☒ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☒ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☒ Yes ☐ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. As of July 31, 2013, the aggregate value of voting and non-voting common equity held by non-affiliates was approximately $149,995.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. ☐ Yes ☐ No

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the Registrant's Common Stock as March 4, 2015 was 350,515,800 shares of common stock, $0.001 par value, issued and outstanding.

PART I

Item 1. Business.

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

Item 1A. Risk Factors.

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 1B. Unresolved Staff Comments.

None

Item 2. Properties.

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

Item 4. Mine Safety Disclosures.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

As of April 30, 2013, the Company has issued a total of 350,515,800 shares reflecting the 526.3:1 forward split approved on October 10, 2012. The Company has not paid cash dividends and has no outstanding options as of April 30, 2014.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Our auditor’s report on our April 30, 2014 financial statements expresses an opinion that substantial doubt exists as to whether we can continue as an ongoing business. Since our officer and director may be unwilling or unable to loan or advance us additional capital, we believe that if we do not raise additional capital over the next 12 months, we may be required to suspend or cease the implementation of our business plans. See “April 30, 2014 Audited Financial Statements - Auditors Report.”

As of April 30, 2014, One Clean Planet had $79 cash on hand and in the Trust Account. Management believes this amount will not satisfy our cash requirements for the next twelve months or until such time that additional proceeds are raised. We plan to satisfy our future cash requirements - primarily the working capital required for the development of our course guides and marketing campaign and to offset legal and accounting fees - by additional equity financing. This will likely be in the form of private placements of common stock.

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

As of April 30, 2014 the Company has not generated any revenue. As of the fiscal year ended April 30, 2014 we had $79 of cash on hand in the Trust Account. We incurred operating expenses in the amount of $32,563 in the fiscal year ended April 30, 2014 as compared to $24,276 at April 30, 2013. The operating expenses as of the fiscal year ended April 30, 2014 were comprised of Office and general expense of $19,313 and Professional fees of $13,250 as compared to Office and general expense of $9,251 and professional fees of $15,025 for the fiscal year ended April 30, 2013. Since April 9, 2009 (inception), we have incurred operating expenses of $139,630 which includes incorporation fees.

One Clean Planet has no current plans, preliminary or otherwise, to merge with any other entity.

Off Balance Sheet Arrangements.

As of the date of this Annual Report, the current funds available to the Company will not be sufficient to continue operations. The cost to establish the Company and begin operations was estimated to be approximately $80,000 over the next twelve months and the cost of maintaining our reporting status was estimated to be $10,000 over this same period. A former officer and director, Sylvain Petrari undertook to provide the Company with operating capital to sustain our business over the next twelve month period as the expenses are incurred in the form of a non-secured loan. However, there is no contract in place or written agreement securing this agreement and Mr. Petrari has resigned as an officer and director on Spetember 30, 2013. Management believes that if the Company cannot raise sufficient revenues or maintain its reporting status with the SEC it will have to cease all efforts directed towards the Company. As such, any investment previously made would be lost in its entirety.

Other than the above described situation the Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 8. Financial Statements and Supplementary Data.

PCAOB Registered Auditors – www.sealebeers.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

One Clean Planet, Inc.

(A Development Stage Company)

We have audited the accompanying balance sheets of One Clean Planet, Inc. (A Development Stage Company) as of April 30, 2014 and 2013, and the related statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended April 30, 2014 and since inception on April 9, 2009 through April 30, 2014. One Clean Planet Inc. fka Singular Chef Inc’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of One Clean Planet, Inc. (A Development Stage Company) as of April 30 , 2014 and 2013, and the related statements of income, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended April 30, 2014 and since inception on April 9, 2009 through April 30, 2014 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has no revenues, has negative working capital at April 30, 2014, has incurred recurring losses and recurring negative cash flow from operating activities, and has an accumulated deficit which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Seale and Beers, CPAs

Seale and Beers, CPAs

Las Vegas, Nevada

February 25, 2015

ONE CLEAN PLANET, INC.
fka SINGULAR CHEF, INC.
(A Development Stage Company)

FINANCIAL STATEMENTS

April 30, 2014

Audited

ONE CLEAN PLANET, INC.
fka SINGULAR CHEF, INC.
(A Development Stage Company)

BALANCE SHEETS
Audited

	April 30, 2014	April 30, 2013

ASSETS

CURRENT ASSETS
Cash	$79	$79
TOTAL CURRENT ASSETS	$79	$79

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$72,052	$44,704
Accounts payable - related party	21,883	20,383
Loans from related party	29,998	26,283
TOTAL CURRENT LIABILITIES	$123,933	$91,370

STOCKHOLDERS' EQUITY (DEFICIT)
Capital stock
Authorized 550,000,000 shares of common stock, $0.001 par value, Issued and outstanding 350,515,800 shares at April 30, 2014 and at April 30, 2013	$350,516	$350,516
Additional Paid in Capital	(334,740)	(334,740)
Deficit accumulated during the development stage	(139,630)	(107,067)
TOTAL STOCKHOLDERS' EQUITY/(DEFICIT)	$(123,854)	$(91,291)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)	$79	$79

The accompanying notes are an integral part of these financial statements

ONE CLEAN PLANET, INC.
fka SINGULAR CHEF, INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS
Audited

			Cumulative results
	Year ended	Year ended	from inception
			(April 9, 2009) to
	April 30, 2014	April 30, 2013	April 30, 2014
REVENUE

Revenues	$-	$-	$-
Total Revenues	-	$-	$-

EXPENSES

Office and general	$19,313	$9,251	$48,953
Professional Fees	13,250	15,025	90,677
Total Expenses, before provision of income taxes	$32,563	$24,276	$139,630

Provision for income taxes	-	-	-

NET LOSS	$(32,563)	$(24,276)	$(139,630)

BASIC AND DILUTED LOSS PER COMMON SHARE	$-	$-

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	350,515,800	2,510,920,093

The accompanying notes are an integral part of these financial statements

ONE CLEAN PLANET, INC.
fka SINGULAR CHEF, INC.
(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
From inception (April 9, 2009) to April 30, 2014
Audited

					Deficit
					accumulated
	Common Stock		Additional	Share	during the
	Number of		Paid-in	Subscriptions	development
	shares	Amount	Capital	Receivable	stage	Total

Balance on inception, April 9, 2009	-	$-	-	-	$-	$-

Common stock issued for cash at $0.0000019 per share on April 30, 2009	4,999,850,000	4,999,850	(4,990,350)	(9,500)	-	-

Net loss for the period ended April 30, 2009	-	-	-	-	(1,070)	(1,070)

Balance, April 30, 2009	4,999,850,000	$4,999,850	$(4,990,350)	$(9,500)	$(1,070)	$(1,070)
Subscription Receivable on October 8, 2009	-	-	-	9,500	-	9,500

Net loss for the year ended April 30, 2010	-	-	-	-	(28,002)	(28,002)

Balance, April 30, 2010	4,999,850,000	$4,999,850	$(4,990,350)	$-	$(29,072)	$(19,572)
Subscription Receivable on June/July 2010 at $0.0000449 per share, cash received in August 2010	139,995,800	139,996	(133,710)	-	-	6,286

Net loss for the year ended April 30, 2011	-	-	-	-	(16,323)	(16,323)

Balance, April 30, 2011	5,139,845,800	$5,139,846	$(5,124,060)	$-	$(45,395)	$(29,609)
Net loss for the year ended April 30, 2012	-	-	-	-	(37,396)	(37,396)

Balance, April 30, 2012	5,139,845,800	$5,139,846	$(5,124,060)	$-	$(82,791)	$(67,005)
Shares redeemed and retired October 23, 2012	(4,789,330,000)	(4,789,330)	4,789,320	-	-	(10)

Net loss for the year ended April 30, 2012	-	-	-	-	(24,276)	(24,276)

Balance, April 30, 2013	350,515,800	$350,516	$(334,740)	$-	$(107,067)	$(91,291)

Net loss for the period ended April 30, 2014	-	-	-	-	(32,563)	(32,563)

Balance, April 30, 2014	350,515,800	350,516	(334,740)	$-	$(139,630)	$(123,854)

These figures have been retroactively adjusted to reflect the 526.3:1 forward split on October 10, 2012

The accompanying notes are an integral part of these financial statements

ONE CLEAN PLANET, INC.
fka SINGULAR CHEF, INC.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS
Audited

	Year ended	Year ended	April 9, 2009
			(date of inception)
	April 30, 2014	April 30, 2013	to April 30, 2014

OPERATING ACTIVITIES
Net loss	$(32,563)	$(24,276)	$(139,630)
Adjustment to reconcile net loss to net cash used in operating activities:
Expenses paid on company's behalf by related party	3,715	10	18,528
Increase (decrease) in accrued expenses	28,848	15,836	93,935

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$-	$(8,430)	$(27,167)

FINANCING ACTIVITIES
Proceeds from sale of common stock	-	(10)	15,776
Loan from Related Party	-	-	11,470
NET CASH PROVIDED BY FINANCING ACTIVITIES	$-	$(10)	$27,246

NET INCREASE (DECREASE) IN CASH	$-	$(8,440)	$79

CASH, BEGINNING OF PERIOD	$79	$79	$-

CASH, END OF PERIOD	$79	$(8,361)	$79

Supplemental cash flow & noncash financing activities:
Cash paid for:
Interest	$-	$-	$-

Income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements

ONE CLEAN PLANET, INC.
fka SINGULAR CHEF, INC.
(A Development Stage Enterprise)
NOTES TO THE AUDITED FINANCIAL STATEMENTS

April 30, 2014

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

The Company changed its name on October 10, 2012 upon receiving FINRA’s approval.

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

Advertising

Advertising costs are expensed as incurred. As of April 30, 2014 and 2013, no advertising costs have been incurred.

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

NOTE 3 – GOING CONCERN

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company has a working capital deficit of $123,854, an accumulated deficit of $139,630 and net loss from operations since inception of $139,630. The Company does not have a source of revenue sufficient to cover its operation costs giving substantial doubt for it to continue as a going concern. The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan, or merge with an operating company. There can be no assurance that the Company will be successful in either situation in order to continue as a going concern. The Company funded its initial operations by way of issuing Founder’s shares.

The officers and directors have committed to advancing certain operating costs of the Company, including Legal, Audit, Transfer Agency and Edgarizing costs.

NOTE 4 – FAIR VALUE OF FINANCIAL INSTRUMENTS

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

As of April 30, 2014, the Company has not granted any stock options and has not recorded any stock-based compensation.

On April 30, 2009 the Company issued 4,999,850,000 common shares for cash at $0.0000019 per share. During June and July 2010 the Company issued 139,995,800 per share for subscriptions receivable.

In August 2010, the Company received payment for the 139,995,800 shares of common stock issued in June and July of 2010 at $0.0000449 per share for a total of $6,286.

On October 23, 2012, the founder redeemed 9,100,000 pre-split shares (4,789,330,000 post-split) for an aggregate purchase price of $10. The Company retired these shares.

On April 30, 2014, the Company had 350,515,800 common shares issued and outstanding and on April 30, 2013 5,139,845,800 common shares. All share information has been retroactively stated to reflect the 526.3:1 forward split approved on October 10, 2012.

NOTE 6 – RELATED PARTY TRANSACTIONS

As of April 30, 2014 and 2013, the Company has received $29,998 and $26,283, respectively, in loans and $21,883 and $20,383 respectively for payment of expenses from a related party. The loans are payable on demand and without interest.

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

The components of the Company’s deferred tax asset and reconciliation of income taxes computed at the statutory rate to the income tax amount recorded as of April 30, 2014 and 2013 are as follows:

	April 30, 2014	April 30, 2013
Net operating loss carry forward	139,630	107,067
Effective Tax rate	35%	35%
Deferred Tax Assets	48,871	37,473
Less: Valuation Allowance	(48,871)	(37,473)
Net deferred tax asset	$0	$0

The net federal operating loss carry forward will expire between 2032 and 2033. This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

NOTE 8 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued and has determined that there are no events to disclose.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the company (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Internal control over financial reporting is to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes maintain records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; providing reasonable assurance that receipts and expenditures of company assets are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition, use or disposition of company assets that could have a material effect on our financial statements would be prevented or detected.

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

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company's Chief Financial Officer in connection with the review of our financial statements as of April 30, 2014 and communicated to our management.

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

There have been no changes in our internal controls over financial reporting that occurred during the year ended April 30, 2014 that have materially affected or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 9B. Other Information.

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our directors serve until their respective successors are elected and qualified. Sylvain Petrari has been elected by the Board of Directors to a term of one (1) year and serves until his successor is duly elected and qualified, or until he is removed from office. The Board of Directors has no nominating or compensation committees. The Company’s current Audit Committee consists solely of Sylvain Petrari, the Company’s sole officer and director.

The names, addresses, ages and positions of our present sole officer and our directors are set forth below:

Name	Age	Position(s)
Sylvain Petrari	52	President, Secretary/Treasurer, Chief Financial Officer and Chairman of the Board of Directors.
Nathan Adamson	33	President, Secretary/Treasurer, Chief Financial Officer and Chairman of the Board of Directors.

Sylvain Petrari held his office/position since inception of our company until his resignation, September 30, 2013. Concurrent with Mr. Petrari’s resignation, Nathan Adamson was appointed President, Secretary, Treasurer and Director of the Company.

Background of Officer and Director

From March, 2012 Mr. Adamson has been employed as the Director of Marketing & Sales for Schlep & Fetch in Los Angeles, CA. And since January, 2010 Mr. Adamson founded and is the Creative Director of FIND Art, Inc., which focuses on creative services including consulting, graphic design, web design and marketing.

From September, 2006 through May, 2011 Mr. Adamson served as Marketing and Creative Director for Chronic Tacos Enterprises which included Chronic Tacos (Mexican Fast Food) and Chronic Cantina (Bar /Nightclub).

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Title of Class	Name and Address of Beneficial Owner [1]	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	Sylvain Petrari, 1094 Gariepy St.Longueuil, Quebec, Canada J4G 2S7	210,520,000	74.80%
	All Beneficial Owners as a Group (1 person)	210,520,000	74.80%

[1] Mr. Petrari held his office/position of President, Secretary/ Treasurer, Chief Financial Officer and Chairman of the Board of Directors since inception of our company until his resignation, September 30, 2013.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Currently, there are no contemplated transactions that the Company may enter into with our officers, directors or affiliates. If any such transactions are contemplated we will file such disclosure in a timely manner with the Commission on the proper form making such transaction available for the public to view.

The Company has no formal written employment agreement or other contracts with our current officer and director and there is no assurance that the services to be provided by him will be available for any specific length of time in the future. Mr. Adamson anticipates devoting at a minimum of ten to fifteen percent of his available time to the Company’s affairs. The amounts of compensation and other terms of any full time employment arrangements would be determined, if and when, such arrangements become necessary.

Item 14. Principal Accounting Fees and Services.

During the fiscal year ended April 30, 2013 we incurred approximately $3,500 in fees to our principal independent accountants for professional services rendered in connection with the audit of financial statements for the fiscal year ended April 30, 2013. For review of our financial statements for the quarters ended July 31, 2012, October 31, 2012 and January 31, 2013, we incurred approximately $4,500 in fees to our principal independent accountants for professional services.

During the fiscal year ended April 30, 2014 we incurred approximately $3,500 in fees to our principal independent accountants for professional services rendered in connection with the audit of financial statements for the fiscal year ended April 30, 2014. For review of our financial statements for the quarters ended July 31, 2013, October 31, 2013 and January 31, 2014, we incurred approximately $4,500 in fees to our principal independent accountants for professional services.

During the fiscal year ended April 30, 2014, we did not incur any other fees for professional services rendered by our principal independent accountants for all other non-audit services which may include, but not limited to, tax related services, actuarial services or valuation services.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

3.1	Articles of Incorporation of One Clean Planet, Inc. fka Singular Chef, Inc. (incorporated by reference from our Registration Statement on Form S-1 filed on August 11, 2009)

3.2	Bylaws of One Clean Planet, Inc. fka Singular Chef, Inc. (incorporated by reference from our Registration Statement on Form S-1 filed on August 11, 2009)

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer *

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer **

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Included in Exhibit 31.1

** Included in Exhibit 32.1

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

One Clean Planet, Inc. (Registrant)

Date: March 6, 2015	By:	/s/ Nathan Adamson
Nathan Adamson
President and Director
Principal and Executive Officer
Principal Financial Officer Principal Accounting Officer

