Form 10-Q
period 2014-07-31
ONE CLEAN PLANET, INC.
filed 2015-04-01
CIK 1467845

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2014

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_______________to_______________

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

 ____________________________________________________________

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

As of April 1, 2015, the Company had 350,515,800 common shares issued and outstanding.

2

PART I—FINANCIAL INFORMATION

ONE CLEAN PLANET, INC.

fka SINGULAR CHEF, INC.

CONDENSED FINANCIAL STATEMENTS

July 31, 2014

Unaudited

CONDENSED BALANCE SHEETS

CONDENSED STATEMENTS OF OPERATIONS

CONDENSED STATEMENTS OF CASH FLOWS

NOTES TO UNAUDITED CONDENSED INTERIM AUDITED FINANCIAL STATEMENTS

ONE CLEAN PLANET, INC.

fka SINGULAR CHEF, INC.

CONDENSED BALANCE SHEETS

Unaudited

	July 31, 2014	April 30, 2014

ASSETS

CURRENT ASSETS
Cash	$79	$79
TOTAL CURRENT ASSETS	$79	$79

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$68,406	$72,052
Accounts payable - related party	21,883	21,883
Loans from related party	38,251	29,998
TOTAL CURRENT LIABILITIES	$128,540	$123,933

STOCKHOLDERS' EQUITY (DEFICIT)
Capital stock
Authorized 550,000,000 shares of common stock, $0.001 par value, Issued and outstanding 350,515,800 shares at July 31, 2014 and at April 30, 2014	$350,516	$350,516
Additional Paid in Capital	(334,740)	(334,740)
Deficit accumulated during the development stage	(144,237)	(139,630)
TOTAL STOCKHOLDERS' EQUITY/(DEFICIT)	$(128,461)	$(123,854)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)	$79	$79

The accompanying notes are an integral part of these financial statements

ONE CLEAN PLANET, INC.

fka SINGULAR CHEF, INC.

CONDENSED STATEMENTS OF OPERATIONS

Unaudited

	3 months	3 months
	ended	ended
	July 31, 2014	July 31, 2013
REVENUE

Revenues	$-	$-
Total Revenues	$-	$-

EXPENSES

Office and general	$357	$16,450
Professional Fees	4,250	3,000
Total Expenses, before provision of income taxes	$4,607	$19,450

Provision for income taxes	-	-

NET LOSS	$(4,607)	$(19,450)

BASIC AND DILUTED LOSS PER COMMON SHARE	$-	$-

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	350,515,800	350,515,800

The accompanying notes are an integral part of these financial statements

ONE CLEAN PLANET, INC.

fka SINGULAR CHEF, INC.

CONDENSED STATEMENTS OF CASH FLOWS

Unaudited

	3 months	3 months
	ended	ended
	July 31, 2014	July 31, 2013

OPERATING ACTIVITIES
Net loss	$(4,607)	$(19,450)
Adjustment to reconcile net loss to net cash
used in operating activities:
Expenses paid on company's behalf by related party	8,253	2,565
Increase (decrease) in accrued expenses	(3,646)	16,885

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$-	$-

FINANCING ACTIVITIES
Proceeds from sale of common stock	-	-
Loan from Related Party	-	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	$-	$-

NET INCREASE (DECREASE) IN CASH	$-	$-

CASH, BEGINNING OF PERIOD	$79	$79

CASH, END OF PERIOD	$79	$79

Supplemental cash flow & noncash financing activities:
Cash paid for:
Interest	$-	$-

Income taxes	$-	$-

The accompanying notes are an integral part of these financial statements

ONE CLEAN PLANET, INC.

fka SINGULAR CHEF, INC.

 NOTES TO THE UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

July 31, 2014

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at July 31, 2014, and for all periods presented herein, have been made. In October 2012, the Company approved and effected a name change to One Clean Planet, Inc.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s April 30, 2014 audited financial statements. The results of operations for the periods ended July 31, 2014 and the same period last year are not necessarily indicative of the operating results for the full years.

NOTE 2 – GOING CONCERN

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company has a working capital deficit of $128,461, an accumulated deficit of $144,237 and net loss from operations since inception of $144,237. The Company does not have a source of revenue sufficient to cover its operation costs giving substantial doubt for it to continue as a going concern. The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan, or merge with an operating company. There can be no assurance that the Company will be successful in either situation in order to continue as a going concern. The Company is funding its initial operations by way of issuing Founder’s shares.

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

NOTE 3 – CAPITAL STOCK

The Company’s capitalization is 550,000,000 common shares with a par value of $0.001 per share. No preferred shares have been authorized or issued.

At July 31, 2014 and April 30, 2014, the Company had 350,515,800 issued and outstanding. All share information has been retroactively stated to reflect the 526.3:1 forward split approved on October 10, 2012.

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

As of July 31, 2014, the Company has not granted any stock options and has not recorded any stock-based compensation.

NOTE 4 – RELATED PARTY TRANSACTIONS

As of July 31, 2014 and April 30, 2014, the Company has received $38,251 and $29,998, respectively, in loans and payment of expenses from a related party. The loans are payable on demand and without interest. As of July 31, 2014 and April 30, 2014, a second related party has paid expenses of $21,883 and $21,883 respectively, on behalf of the Company. These amounts are separately stated on the Balance Sheet and are due on demand with no interest.

NOTE 5 – RECENT ACCOUNTING PRONOUNCEMENTS

The company has evaluated all the recent accounting pronouncements and believes that none of them will have a material effect on the company’s financial statement.

NOTE 6 – SUBSEQUENT EVENTS

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

Results of Operations

The Company has not yet generated any revenue from its operations. Expenses for the three months ended July 31, 2014, were $4,607 resulting in a net loss of $4,607 as compared to expenses for the three months ended July 31, 2013 of $19,450 resulting in a net loss of $19,450. The net loss of $4,607 for the three months ended January 31, 2014 is a result of Office and general expenses of $377 and Professional Fees of $4,250 as compared to the net loss of $19,450 for the three months ended July 31, 2013 resulting from Office and general expenses of $16,450 and Professional Fees of $3,000.

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

For the period ended July 31, 2014, the Company had cash of $79 as compared to cash of $79 for the period ended April 30, 2013. Accounts payable and accrued liabilities for the three month period ended July 31, 2014 were $68,406. The funds available to the Company will not be sufficient to fund the planned operations of the Company and maintain a reporting status.

As of July 31, 2014 and April 30, 2014, the Company has received $38,251 and $29,998, respectively, in loans and payment of expenses from a related party. The loans are payable on demand and without interest. As of July 31, 2014 and April 30, 2014, a second related party has paid expenses of $21,883 and $21,883 respectively, on behalf of the Company. These amounts are separately stated on the Balance Sheet and are due on demand with no interest.

We do not anticipate researching and releasing any further features to our software nor do we foresee the purchase or sale of any significant equipment. We also do not expect any significant additions to the number of employees.

Off-balance sheet arrangements

Other than the situation described in the section titled Capital Recourses and Liquidity, the company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect or change on the company’s financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term “off-balance sheet arrangement” generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with the company is a party, under which the company has (i) any obligation arising under a guarantee contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The Company is a smaller reporting Company as defined by Rule 12b-2 of the Securities Act of 1934 and we are not required to provide the information under this item.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is accumulated and communicated to management including our principal executive officer and principal financial officer as appropriate, to allow timely decisions regarding required disclosure.

In connection with this quarterly report, as required by Rule 15d-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's principal executive officer and principal financial officer. Based upon that evaluation, our company's principal executive officer and principal financial officer concluded that subject to the inherent limitations noted in this Part II, Item 9A(T) as of July 31, 2014, our disclosure controls and procedures were not effective due to the existence of material weaknesses in our internal controls over financial reporting.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the quarter ended July 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

One Clean Planet, Inc. (Registrant)

Date: April 1, 2015	By:	/s/ Nathan Adamson
Nathan Adamson
President and Director
Principal and Executive Officer Principal Financial Officer Principal Accounting Officer

