Form 10-Q
period 2014-10-31
ONE CLEAN PLANET, INC.
filed 2015-04-14
CIK 1467845

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2014

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from______________to______________

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

FKA Singular Chef, Inc.

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of April 14, 2015, the Company had 350,515,800 common shares issued and outstanding.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings	11

Item 1A.	Risk Factors	11

Item 2.	Unregistered Sales of Securities and Use of Proceeds	11

Item 3.	Defaults Upon Senior Securities	11

Item 4.	Mine Safety Disclosures	11

Item 5.	Other Information	11

Item 6.	Exhibits	12

2

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

ONE CLEAN PLANET, INC.

fka SINGULAR CHEF, INC.

CONDENSED FINANCIAL STATEMENTS

October 31, 2014

Unaudited

CONDENSED BALANCE SHEETS	4

CONDENSED STATEMENTS OF OPERATIONS	5

CONDENSED STATEMENTS OF CASH FLOWS	6

NOTES TO UNAUDITED CONDENSED INTERIM AUDITED FINANCIAL STATEMENTS	7

ONE CLEAN PLANET, INC.

fka SINGULAR CHEF, INC.

CONDENSED BALANCE SHEETS

Unaudited

	October 31, 2014	April 30, 2014
ASSETS

CURRENT ASSETS
Cash	$79	$79
TOTAL CURRENT ASSETS	$79	$79

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$71,156	$72,052
Accounts payable - related party	21,883	21,883
Loans from related party	38,251	29,998
TOTAL CURRENT LIABILITIES	$131,290	$123,933

STOCKHOLDERS' EQUITY (DEFICIT)
Capital stock
Authorized 550,000,000 shares of common stock, $0.001 par value, Issued and outstanding 350,515,800 shares at October 31, 2014 and at April 30, 2014	$350,516	$350,516
Additional Paid in Capital	(334,740)	(334,740)
Deficit accumulated during the development stage	(146,987)	(139,630)
TOTAL STOCKHOLDERS' EQUITY/(DEFICIT)	$(131,211)	$(123,854)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)	$79	$79

The accompanying notes are an integral part of these financial statements

ONE CLEAN PLANET, INC.

fka SINGULAR CHEF, INC.

CONDENSED STATEMENTS OF OPERATIONS

Unaudited

	3 months	3 months	6 months	6 months
	ended	ended	ended	ended
	October 31, 2014	October 30, 2013	October 31, 2014	October 31, 2013
REVENUE

Revenues	$-	$-	$-	$-
Total Revenues	$-	$-	$-	$-

EXPENSES

Office and general	$-	$1,645	$357	$18,095
Professional Fees	2,750	2,750	7,000	5,750
Total Expenses, before provision of income taxes	$2,750	$4,395	$7,357	$23,845

Provision for income taxes	-	-	-	-

NET LOSS	$(2,750)	$(4,395)	$(7,357)	$(23,845)

BASIC AND DILUTED LOSS PER COMMON SHARE	$-	$-	$-	$-

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	350,515,800	350,515,800	350,515,800	350,515,800

The accompanying notes are an integral part of these financial statements

ONE CLEAN PLANET, INC.
fka SINGULAR CHEF, INC.

CONDENSED STATEMENTS OF CASH FLOWS
Unaudited

	6 months	6 months
	ended	ended
	October 31, 2014	October 31, 2013
OPERATING ACTIVITIES
Net loss	$(7,357)	$(23,845)
Adjustment to reconcile net loss to net cash
used in operating activities:
Expenses paid on company's behalf by related party	8,253	3,715
Increase (decrease) in accrued expenses	(896)	20,130

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$-	$-

FINANCING ACTIVITIES
Proceeds from sale of common stock	-	-
Loan from Related Party	-	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	$-	$-

NET INCREASE (DECREASE) IN CASH	$-	$-

CASH, BEGINNING OF PERIOD	$79	$79

CASH, END OF PERIOD	$79	$79

Supplemental cash flow & noncash financing activities:
Cash paid for:
Interest	$-	$-

Income taxes	$-	$-

The accompanying notes are an integral part of these financial statements

ONE CLEAN PLANET, INC.

fka SINGULAR CHEF, INC.

NOTES TO THE UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

October 31, 2014

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at October 31, 2014, and for all periods presented herein, have been made. In October 2012, the Company approved and effected a name change to One Clean Planet, Inc.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s April 30, 2014 audited financial statements. The results of operations for the periods ended October 31, 2014 and the same period last year are not necessarily indicative of the operating results for the full years.

NOTE 2 – GOING CONCERN

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company has a working capital deficit of $131,211, an accumulated deficit of $146,987 and net loss from operations since inception of $146,987. The Company does not have a source of revenue sufficient to cover its operation costs giving substantial doubt for it to continue as a going concern. The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan, or merge with an operating company. There can be no assurance that the Company will be successful in either situation in order to continue as a going concern. The Company is funding its initial operations by way of issuing Founder’s shares.

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

At October 31, 2014 and April 30, 2014, the Company had 350,515,800 issued and outstanding. All share information has been retroactively stated to reflect the 526.3:1 forward split approved on October 10, 2012.

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

As of October 31, 2014, the Company has not granted any stock options and has not recorded any stock-based compensation.

NOTE 4 - RELATED PARTY TRANSACTIONS

As of October 31, 2014 and April 30, 2014, the Company has received $38,251 and $29,998, respectively, in loans and payment of expenses from a related party. The loans are payable on demand and without interest. As of October 31, 2014 and April 30, 2014, a second related party has paid expenses of $21,883 and $21,883 respectively, on behalf of the Company. These amounts are separately stated on the Balance Sheet and are due on demand with no interest.

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

Results of Operations

The Company has not yet generated any revenue from its operations. Expenses for the three months ended October 31, 2014, were $2,750 resulting in a net loss of $2,750 as compared to expenses for the three months ended October 31, 2013 of $4,395 resulting in a net loss of $4,395. The net loss of $2,750 for the three months ended October 31, 2014 is a result of Office and general expenses of $Nil and Professional Fees of $2,750 as compared to the net loss of $4,395 for the three months ended October 31, 2013 resulting from Office and general expenses of $1,645 and Professional Fees of $2,750.

Expenses for the six months ended October 31, 2014, were $7,357 resulting in a net loss of $7,357 as compared to expenses for the six months ended October 31, 2013 of $23,845 resulting in a net loss of $23,845. The net loss of $7,357 for the six months ended October 31, 2014 is a result of Office and general expenses of $357 and Professional Fees of $7,000 as compared to the net loss of $23,845 for the six months ended October 31, 2013 resulting from Office and general expenses of $18,095 and Professional Fees of $5,750.

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

As of October 31, 2014, we had $79 in cash as compared to $79 in cash at April 30, 2014. The funds available to the Company will not be sufficient to fund the planned operations of the Company and maintain a reporting status. As of October 31, 2014 and April 30, 2014, the Company has received $38,251 and $29,998, respectively, in loans and payment of expenses from a related party. The loans are payable on demand and without interest. As of October 31, 2014 and April 30, 2014, a second related party has paid expenses of $21,883 and $21,883 respectively, on behalf of the Company. These amounts are separately stated on the Balance Sheet and are due on demand with no interest.

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

In connection with this quarterly report, as required by Rule 15d-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's principal executive officer and principal financial officer. Based upon that evaluation, our company's principal executive officer and principal financial officer concluded that subject to the inherent limitations noted in this Part II, Item 9A(T) as of October 31, 2014, our disclosure controls and procedures were not effective due to the existence of material weaknesses in our internal controls over financial reporting.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the quarter ended October 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

None

Item 5. Other Information.

(a) None

Item 6. Exhibits.

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer*

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer**

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Included in Exhibit 31.1

** Included in Exhibit 32.1

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

One Clean Planet, Inc. (Registrant)

Date: April 14, 2015	By:	/s/ Nathan Adamson
Nathan Adamson President and Director
Principal and Executive Officer
Principal Financial Officer Principal Accounting Officer

