Form 10-Q
period 2015-01-31
ONE CLEAN PLANET, INC.
filed 2015-04-22
CIK 1467845

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2015

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐Yes    ☒ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐Yes    ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☒Yes    ☐ No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court ☐Yes    ☐ No

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of April 17, 2015, the Company had 350,515,800 common shares issued and outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

ONE CLEAN PLANET, INC.

fka SINGULAR CHEF, INC.

CONDENSED FINANCIAL STATEMENTS

January 31, 2015

Unaudited

CONDENSED BALANCE SHEETS	F-2

CONDENSED STATEMENTS OF OPERATIONS	F-3

CONDENSED STATEMENTS OF CASH FLOWS	F-4

NOTES TO UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS	F-5

F-1

ONE CLEAN PLANET, INC.

fka SINGULAR CHEF, INC.

CONDENSED BALANCE SHEETS

Unaudited

	January 31, 2015	April 30, 2014

ASSETS

CURRENT ASSETS
Cash	$79	$79
TOTAL CURRENT ASSETS	$79	$79

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$71,156	$72,052
Accounts payable - related party	21,883	21,883
Loans from related party	38,801	29,998
TOTAL CURRENT LIABILITIES	$131,840	$123,933

STOCKHOLDERS' EQUITY (DEFICIT)
Capital stock
Authorized 550,000,000 shares of common stock, $0.001 par value, Issued and outstanding 350,515,800 shares at January 31, 2015 and at April 30, 2014	$350,516	$350,516
Additional Paid in Capital	(334,740)	(334,740)
Deficit accumulated during the development stage	(147,537)	(139,630)
TOTAL STOCKHOLDERS' EQUITY/(DEFICIT)	$(131,761)	$(123,854)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)	$79	$79

The accompanying notes are an integral part of these financial statements

F-2

ONE CLEAN PLANET, INC.

fka SINGULAR CHEF, INC.

CONDENSED STATEMENTS OF OPERATIONS

Unaudited

	3 months	3 months	9 months	9 months
	ended	ended	ended	ended
	January 31, 2015	January 31, 2014	January 31, 2015	January 31, 2014
REVENUE

Revenues	$-	$-	$-	$-
Total Revenues	$-	$-	$-	$-

EXPENSES

Office and general	$-	$-	$907	$18,095
Professional Fees	550	2,750	7,000	8,500
Total Expenses, before provision of income taxes	$550	$2,750	$7,907	$26,595

Provision for income taxes	-	-	-	-

NET LOSS	$(550)	$(2,750)	$(7,907)	$(26,595)

BASIC AND DILUTED LOSS PER COMMON SHARE	$-	$-	$-	$-

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	350,515,800	350,515,800	350,515,800	350,515,800

The accompanying notes are an integral part of these financial statements

F-3

ONE CLEAN PLANET, INC.

fka SINGULAR CHEF, INC.

CONDENSED STATEMENTS OF CASH FLOWS

Unaudited

	9 months	9 months
	ended	ended
	January 31, 2015	January 31, 2014

OPERATING ACTIVITIES
Net loss	$(7,907)	$(26,595)
Adjustment to reconcile net loss to net cash
used in operating activities:
Expenses paid on company's behalf by related party	8,803	3,715
Increase (decrease) in accrued expenses	(896)	22,880

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$-	$-

FINANCING ACTIVITIES
Proceeds from sale of common stock	-	-
Loan from Related Party	-	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	$-	$-

NET INCREASE (DECREASE) IN CASH	$-	$-

CASH, BEGINNING OF PERIOD	$79	$79

CASH, END OF PERIOD	$79	$79

Supplemental cash flow & noncash financing activities:
Cash paid for:
Interest	$-	$-

Income taxes	$-	$-

The accompanying notes are an integral part of these financial statements

F-4

ONE CLEAN PLANET, INC.

fka SINGULAR CHEF, INC.

NOTES TO THE UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

January 31, 2015

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at January 31, 2015, and for all periods presented herein, have been made. In October 2012, the Company approved and effected a name change to One Clean Planet, Inc.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s April 30, 2014 audited financial statements. The results of operations for the periods ended January 31, 2015 and the same period last year are not necessarily indicative of the operating results for the full years.

NOTE 2 – GOING CONCERN

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company has a working capital deficit of $131,761, an accumulated deficit of $147,537 and net loss from operations since inception of $147,537. The Company does not have a source of revenue sufficient to cover its operation costs giving substantial doubt for it to continue as a going concern. The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan, or merge with an operating company. There can be no assurance that the Company will be successful in either situation in order to continue as a going concern. The Company is funding its initial operations by way of issuing Founder’s shares.

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

At January 31, 2015 and April 30, 2014, the Company had 350,515,800 issued and outstanding. All share information has been retroactively stated to reflect the 526.3:1 forward split approved on October 10, 2012.

On April 30, 2009, the President was issued 4,999,850,000 common shares for cash, which was received on October 8, 2009.

During June and July of 2010, the Company issued 139,995,800 common shares for subscriptions receivable.

F-5

In August 2010, the Company received payment for the 139,995,800 shares of common stock issued in June and July of 2010 at $0.0000449 per share for a total of $6,286.

On October 23, 2012, the founder redeemed 9,100,000 pre-split shares (4,789,330,000 post-split) for an aggregate purchase price of $10. The Company retired these shares.

As of January 31, 2015, the Company has not granted any stock options and has not recorded any stock-based compensation.

NOTE 4 - RELATED PARTY TRANSACTIONS

As of January 31, 2015 and April 30, 2014, the Company has received $38,801 and $29,998, respectively, in loans and payment of expenses from a related party. The loans are payable on demand and without interest. As of January 31, 2015 and April 30, 2014, a second related party has paid expenses of $21,883 and $21,883 respectively, on behalf of the Company. These amounts are separately stated on the Balance Sheet and are due on demand with no interest.

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

Results of Operations

The Company has not yet generated any revenue from its operations. Expenses for the three months ended January 31, 2015, were $550 resulting in a net loss of $550 as compared to expenses for the three months ended January 31, 2014 of $2,750 resulting in a net loss of $2,750. The net loss of $550 for the three months ended January 31, 2015 is a result of Office and general expenses of $Nil and Professional Fees of $550 as compared to the net loss of $2,750 for the three months ended January 31, 2014 resulting from Office and general expenses of $Nil and Professional Fees of $2,750.

Expenses for the nine months ended January 31, 2015, were $7,907 resulting in a net loss of $7,907 as compared to expenses for the nine months ended January 31, 2014 of $26,595 resulting in a net loss of $26,595. The net loss of $7,907 for the nine months ended January 31, 2015 is a result of Office and general expenses of $907 and Professional Fees of $7,000 as compared to the net loss of $26,595 for the nine months ended January 31, 2014 resulting from Office and general expenses of $18,095 and Professional Fees of $8,500.

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

For the period ended January 31, 2015, the Company had cash of $79 as compared to cash of $79 for the period ended April 30, 2014. The funds available to the Company will not be sufficient to fund the planned operations of the Company and maintain a reporting status.

As of January 31, 2015 and April 30, 2014, the Company has received $38,801 and $29,998, respectively, in loans and payment of expenses from a related party. The loans are payable on demand and without interest. As of January 31, 2015 and April 30, 2014, a second related party has paid expenses of $21,883 and $21,883 respectively, on behalf of the Company. These amounts are separately stated on the Balance Sheet and are due on demand with no interest.

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

In connection with this quarterly report, as required by Rule 15d-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's principal executive officer and principal financial officer. Based upon that evaluation, our company's principal executive officer and principal financial officer concluded that subject to the inherent limitations noted in this Part II, Item 9A(T) as of January 31, 2015, our disclosure controls and procedures were not effective due to the existence of material weaknesses in our internal controls over financial reporting.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the quarter ended January 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

None

Item 5. Other Information.

(a) None

Item 6. Exhibits.

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer *

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer **

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

_____________

* Included in Exhibit 31.1

** Included in Exhibit 32.1

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

One Clean Planet, Inc. (Registrant)

Date: April 22, 2015	By:	/s/ Carl Maybin
Carl Maybin
President and Director
Principal and Executive Officer
Principal Financial Officer
Principal Accounting Officer

