Form 10-Q/A
period 2015-01-31
ONE CLEAN PLANET, INC.
filed 2015-05-20
CIK 1467845

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  Amendment No. 1

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐Yes    ☒ No

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

One Clean Planet, Inc. (Registrant)

Date: May 20, 2015	By:	/s/ Carl Maybin
Carl Maybin
President and Director
Principal and Executive Officer
Principal Financial Officer
Principal Accounting Officer

