Form 10-K
period 2015-04-30
Kashin, Inc.
filed 2015-08-14
CIK 1467845

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2015

333-161240

Commission file number

Kashin, Inc. FKA One Clean Planet, Inc.
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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes   ☐ No

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. As of July 31, 2014, the aggregate value of voting and non-voting common equity held by non-affiliates was approximately $149,995

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. ☐ Yes ☐ No

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the Registrant's Common Stock as August 13, 2015 was 10,014,737shares of common stock, $0.001 par value, issued and outstanding.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K of One Clean Planet, Inc., a Nevada corporation, contains “forward-looking statements,” as defined in the United States Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “could”, “expects”, “plans”, “intends”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of such terms and other comparable terminology. These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, competition, expected activities and expenditures as we pursue our business plan, and the adequacy of our available cash resources. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Actual results may differ materially from the predictions discussed in these forward-looking statements. The economic environment within which we operate could materially affect our actual results. Additional factors that could materially affect these forward-looking statements and/or predictions include, among other things: the volatility of the world’s economy, accidents and other risks associated with the development of operations, the risk that the Company will encounter unanticipated technology factors, the Company’s need for and ability to obtain additional financing, the exercise of the approximately 55.4% control of the Company’s voting securities held by Ryan Hamouth, other factors over which we have little or no control; and other factors discussed in the Company’s filings with the Securities and Exchange Commission (“SEC”).

Our management has included projections and estimates in this Form 10-K, which are based primarily on management’s experience in the industry, assessments of our results of operations, discussions and negotiations with third parties and a review of information filed by our competitors with the SEC or otherwise publicly available. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

All references in this Form 10-K to the “Company”, One Clean Planet, Inc.” One Clean Planet” “Kashin”, “we”, “us,” or “our” are to One Clean Planet, Inc.

PART I

Item 1. Business.

ORGANIZATION WITHIN THE LAST FIVE YEARS

Overview

Singular Chef, Inc. was incorporated in the State of Nevada on April 9, 2009 and has a fiscal year end of April 30. We were a development-stage Company that intended to provide specialized step-by-step cooking tutorials through our website for monthly subscribers and on pay-per-view basis.

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

On November 26, 2014 by and amongst One Clean Planet, Inc. (CLPT”) and Kashin/Txtpay USA, Inc., a company incorporated and registered in the State of California, company number C3704841, whose registered office is at 1740 W Katella Ave Suite Q, Orange County, California 92867, USA (“Kashin”) together with TXTPAY LIMITED, a company incorporated and registered in New Zealand, company number 2273279, whose registered office is at C/-4 Blake Street, Surfdale, Waiheke Island, New Zealand (“Txtpay” together with Kashin, “Kashin/Txtpay”) CLPT and Kashin/Txtpay, collectively referred to as the “Parties” (the “Agreement”) whereby Kashin/Txtpay shall sell, convey, transfer, assign, and deliver to CLPT, and CLPT shall purchase from Kashin/Txtpay, 100% of the business of Kashin/Txtpay and any of its subsidiaries and/or affiliates.

In exchange, CLPT was to issue to the Kashin/Txtpay Shareholders, their designees or assigns, 10,000,000 shares of our common stock or 50% of the shares of the Company’s common stock issued and outstanding after the Closing as per the terms set forth in the Agreement.

The Board of Directors conducted a review of the Material Definitive Agreement (“MDA”) between the Issuer and Txtpay/Kashin New Zealand as to the validity and the compliance of the terms of such MDA by Txtpay/Kashin New Zealand and its principles. Management believes there were misrepresentations made by the principles of Txtpay/Kashin New Zealand, therefore the value of the New Zealand division is not confirmed. As a result, Management will not be issuing 10,000,000 post consolidation shares to Txtpay/Kashin New Zealand shareholders.

On June 26th 2015, the directors resolved to change the Company name to Kashin, Inc., to reduce the authorized capital to 75,000,000 shares and effect a reverse stock split of 1:35. The name change/reverse split took effect at the open of business 7/27/2015.

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

Plan of Operation

Over the next twelve months, the Company will be focusing on the implementation of completed agreements with Kashin, Inc. / Kashin USA, Inc.

In addition, the following agreements have been signed by Kashin USA.

1.	Small World FS www.smallworldfs.com - signed a strategic agreement with Kashin USA and has processed £10bn in transactions since launching in 2006. The London-headquartered fintech business now operates the third largest payout network in the world, with a global payout network of over 250,000 locations in 188 countries outlets for Kashin USA customers to Send cash or Receive Cash sent through Remittances.

2.	TransferTo www.transfer-to.com- Agreement signed with Kashin USA to provide access to over 486 Carriers for Airtime Transfer in over 120 countries and reaching over 3.2 billion pre-paid mobile phone users.

3.	Marley Coffee USA, Jammin Java Corp. www.marleycoffee.com, doing business as Marley CoffeeÒ, trading symbol JAMN, is a United States-based company that provides sustainably grown, ethically-farmed and artisan roasted gourmet coffee through multiple United States and international distribution channels. U.S. and international grocery retail channels have become the Company's largest revenue channels, followed by online retail, office coffee services (referred to herein as OCS), food service outlets and licensing and is enabling their machines to accept transactions via Kashin USA’s Wallet platform.

4.	Signed a strategic agreement with CTI Philippines, Communigate Technologies Ltd. (CTL) is a 100% owned subsidiary of CTI based in Hong Kong and was established primarily to handle CTI's international business the agreement connecting Kashin USA’s Mobile platform to the top three carriers in the Philippines, which are SMART, Globe and Sun through CTI’s existing and dominant infrastructure.

5.	Signed a partner agreement license with Kashin Latin America run by long time banking executive Juan Fondevila.

6.	AVT https://www.linkedin.com/company/avt-inc-avtc-, AVT is a publicly traded company, ticker: AVTC. Kashin USA and AVT have agreed to implement Kashin’s Mobile Wallet Solution enabling machines to be paid directly via mobile phones. AVT is a leader in technology-driven, customized self-service solutions. From kiosks and custom vending systems, to automated product storage and sales, AVT's proprietary and patented technologies power an impressive portfolio of products and services. AVT has won numerous awards for their creative vending designs, and is credited with being one of the prime innovators in the automated retailing and vending industries.

BUSINESS OF KASHIN

Overview

One Clean Planet, Inc. fka Singular Chef, Inc. ("the Company", “our” or "we") was incorporated in the State of Nevada as a for-profit company on April 09, 2009. We have not had any significant development of our business nor have we received any revenue. Due to the lack of results in our attempt to implement our original business plan, management determined it was in the best interests of the shareholders to look for other potential business opportunities that might be available to the Company.

This cloud-based digital platform is being continually developed to deliver a range of payment solutions and is developing new technologies scalable for the global market. A key to the success of Txtpay is the ability to support all forms of mobile interaction - that is SMS, IVR, (Interactive Voice Response), and Native Apps, Online, Mobile Web/HTML 5 and QR codes. The Kashin platform can easily interact with other new mobile interaction point as well.

In 2014, the company rebranded its name to Kashin (trademarked) and established operations in USA and Africa (Uganda & Kenya). During 2014, Kashin has connected its billing platform to VOIP systems and now provides low cost international calls from any mobile to any country (branded Kashin Kredits). Kashin Kredits is now connected to major Telco’s providing mobile money services in Africa (MTN Uganda, Airtel Uganda, MTN Kenya and MPESA Kenya). Kashin is currently in the process of connecting to PayNearMe services, which will provide 20,000 stores for customers to use cash to top-up their Kashin mobile wallets for instant purchases of goods & services globally. Kashin has since engaged with several other service providers on an international level to allow Kashin Remote Top ups of minutes.

In Dec 2014, Kashin merged with One Clean Planet, Inc. a public company in which Kashin Inc. will become the surviving entity.

Kashin for Schools:

A School-specific solution enabling remote school payments for lunch orders, field trips and other events, donations and school fees. Integrated to School Administration Systems. In NZ, there is 8 School CRM Systems and Kashin had to customize to allow transparency and real time processing. Kashin now have successfully integrated to 5 of the 8 School CRM systems.

It will simplify payments for lunch orders, field trips, events, donations and fees, and create savings for schools.

Kashin Catalogues:

Kashin has developed a mobile book-ordering portal On the Kashin platform, it performs all commission splits, warehouse ordering, administration notification and reporting is done in real time.

Kashin Loyalty:

Linking mobile payment to existing loyalty programs and provides customers of both companies with the benefits of fuel discounts linked to mobile payments and cross-merchant redemption opportunities.

Kashin Wallet:

A cloud based digital wallet that contains user funds, stores loyalty rewards and refunds, and supports credit cards, debit cards and cash. More detail information will follows below.

Kashin VPOS terminal:

A mobile-hosted payment solution for Small and Medium Enterprises (SMEs), enabling them to receive payment from customers securely without the need to rent a Credit Card terminal. The provides the cross over for a simple mobile phone that now is a full Point of Sale and confirmation for a consumer to be a merchant operator.

Product Development

Kashin/Txtpay maintains a continuing research and development program to improve existing products and to develop new products.

Key focus will be on in-country integrations and further developing our KYC security platforms to offer innovative technology. There will also be development in API to allow easier integration to the Kashin platform.

Kashin is deploying its digital payment platform to support Global Remittances where the market is more than US$600 Billion annually, mainly into Emerging Markets.

Kashin’s Model is to license its platform tools to in Country Partners which will manage foreign currency exchange international and within local regulatory compliance.

Kashin also has negotiations underway with partners in Africa, Southeast Asia, Latin America, Caribbean, India, USA & UK.

Key Product Attributes

Kashin’s Cloud- Based Digital Payments Platform is uniquely positioned to support the global transformation in the commerce and payments landscape being driven by expansion of Mobile Infrastructure & Cloud Technology. Kashin supports digital wallets with a number of specialized payment solutions that enable payments and remittances to be transacted by anyone, anywhere, anytime, either online or offline, all from their mobile phone.

Kashin Wallet is a secure online platform that allows virtual access to business or personal payments capabilities and data (e.g. credit/debit cards/cash deposits, loyalty, discount, coupons, rewards programs) in one secure platform.

Kashin Platform supports all forms of mobile interaction including, SMS, IVR, (Interactive Voice Response), Mobi App/HTML 5 and QR (Quick Response) Barcodes.

Kashin Wallet has No Setup or Monthly charges and requires no application download to use. Kashin employs a transaction-based model that charges the user 20 cents per transaction and % rate on top for Merchant Credit Card processing. This % rate will vary with matching adjustment from the proposed banks and by country to country.

Kashin has recently developed and deployed Kashin Kredits (KK), which will allow global transfers instantly to mobile wallets – KK, is rolling our services in the US, North America, Latin America, Philippines, Indonesia and Africa corridors where the remittance transfers exceed US$120 Billion per annum.

Pricing

Kashin Wallet has no setup or monthly charges and requires no application download to use. Kashin employs a transaction-based model that charges the user 25 cents per transaction and 3% for Merchant Credit Card processing.

Kashin Top-up has the same usual 25 cents per transaction and through the CTI carrier agreement will get a margin for all the purchases made through Kashin Platform.

Kashin Kredits will be charging $3 plus 3-5% per transactions for all Kashin Kredits for airtime and remittance. There are also margins in the Forex as Kashin platforms has direct link to the Forex exchange platform.

Kashin Payment Gateway is for online e-commerce and the fee is set at 1% on top of the Merchant Credit Card rate.

Signed Agreements

•

Small World FS www.smallworldfs.com - signed a strategic agreement with Kashin USA and has processed £10bn in transactions since launching in 2006. The London-headquartered fintech business now operates the third largest payout network in the world,with a global payout network of over 250,000 locations in 188 countries outlets for Kashin USA customers to Send cash or Receive Cash sent through Remittances. Projected Revenue in Year One - $20 million.

•

TransferTo www.transfer-to.com- Agreement signed with Kashin USA to provide access to over 486 Carriers for Airtime Transfer in over 120 countries and reaching over 3.2 billion pre-paid mobile phone users - Projected Revenue in Year One - $ 25 million

•

Signed a strategic agreement with CTI Philippines, Communigate Technologies Ltd. (CTL) is a 100% owned subsidiary of CTI based in Hong Kong and was established primarily to handle CTI's international business the agreement connecting Kashin USA’s Mobile platform to the top three carriers in the Philippines, which are SMART, Globe and Sun through CTI’s existing and dominant infrastructure. Projected revenue in Year One - $35 million.

•

Simply ME TV, http://finance.yahoo.com/news/micasa-network-joins-forces-simplyme-124000384.html, has signed an agreement with Kashin USA to provide all of the Kashin suite of services to enable its subscribers of Hispanic Television content in a Privately branded solution. Simply Me TV/MiCasa TV/MICCO MCB Network Corp, through its wholly owned subsidiary MiCasa Network, LLC, announced that it has finalized an agreement with SimplyME Distribution, LLC to increase the depth and breadth of MiCasa's offering to its growing Hispanic Millenial --- "Hispennial"--- audience. The two companies will pool their resources on content, sales, and distribution, with a collective distribution footprint reaching nearly 200 million households. The combination of SimplyME and MiCasa will offer elegant advertising solutions enabling brands to effectively reach Hispanic consumers, particularly Hispennials, in the growing, predominant language of English. – Projected Year One Revenue- $35 million.

•

USA Hispanic Chamber of Commerce www. http://ushcc.com/ -NDA/MOU was signed allowing the USHCC to private label all of Kashin’s services to its membership and their customers. Founded in 1979, the USHCC actively promotes the economic growth and development of our nation’s entrepreneurs. The USHCC advocates on behalf of nearly 3.2 million Hispanic-owned businesses, that together contribute in excess of $486 billion to the American economy, each year. As the leading organization of its kind, the USHCC serves as an umbrella to more than 200 local chambers and business associations across the nation, and partners with more than 240 major corporations. Year One Projected Revenue - $50 million.

Market Size

By 2020 half of all payments will be made via mobile (mobile phones and tablets)[i]- the table below shows the rapid growth of mobile payments:

Mobile devices (estimated 7 billion) are outselling PC and mobile subscriptions are rapidly increasing worldwide.

Sales, Marketing, and Distribution

Kashin is raising $2 million investment in order to expand its global licensing and deliver its projected profitability in Year 1. Kashin has successfully validated the market opportunity, has developed the technology and has a delivered a proven business model with thousands of users and several multinational partners.

The market demand for is proven in overseas markets e.g. PayPal and Square who are expanding rapidly however their proposition is purely targeted to their technology only and within their environment. There are No Remote Top-up solutions, only supports Smartphones and No Remittance in emerging markets. Kashin platform has can interact with all the current Telco’s, Mobile Manufacturers, Banks, Corporations and brings them all together one platform and Low Cost to No Cost sometimes.

The cost of entry and set up is also Low Cost, so more resources can be allocated to marketing and educating the consumers and retailers how to benefit from the Kashin Platform.

Kashin has secured the right management team, product capability and global partnerships to expand into all countries worldwide.

Competition

The market has been very active over the past 18 months with several start-up companies claiming a share of the mobile payment market, and raising significant funds in the process. Some examples of international market entrants are listed below.

PayPal (www.paypal.com)

Purchased by eBay for $1.4 billion in 2002 after receiving $197m venture funding over the preceding three years. In 2012 had earnings of $5.6 billion, up 26 per cent on the previous year.

Square (www.square.com)

A dongle-based payment solution competing in the POS terminal market, predominantly in the United States.

Investment to date $341 million, including Starbucks $25m and Visa unknown amount.

Parkmobile (www.parkmobile.com)

Atlanta-based mobile car parking provider with 400 customers/sites, and 700,000 users.

Latest investment round $6.3m.

Intellectual Property

Trademarks and Trade Secrets

Our current intellectual property consists of trade secret recipes products and trademarks for the ” and “Kashin/Txtpay” marks. The use of the trademarks has been assigned in perpetuity to Kashin/Txtpay, Inc.

We rely on a combination of trademark, copyright and trade secret laws to establish and protect our proprietary rights. We will also use technical measures, confidentiality agreements and non-compete agreements to protect our proprietary rights.

Management believes that if additional subsequent private placements are successful, we will generate sales revenue within the following twelve months thereof. However, additional equity financing may not be available to us on acceptable terms or at all, and thus we could fail to satisfy our future cash requirements.

If One Clean Planet is unsuccessful in raising the additional proceeds through a private placement offering it will then have to seek additional funds through debt financing, which would be very difficult for a new development stage company to secure. Therefore, the company is highly dependent upon the success of the anticipated private placement offering described herein and failure thereof would result in One Clean Planet having to seek capital from other resources such as debt financing, which may not even be available to the company. However, if such financing were available, because One Clean Planet is a development stage company with no operations to date, it would likely have to pay additional costs associated with high risk loans and be subject to an above market interest rate. At such time these funds are required, management would evaluate the terms of such debt financing and determine whether the business could sustain operations and growth and manage the debt load. If One Clean Planet cannot raise additional proceeds via a private placement of its common stock or secure debt financing, it would be required to cease business operations. As a result, investors in One Clean Planet’s common stock would lose all of their investment.

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

Item 3. Legal Proceedings.

The Company is not a party to any pending legal proceedings.

No director, officer, or affiliate of the issuer and no owner of record or beneficiary of more than 5% of the securities of the issuer, or any security holder is a party adverse to the small business issuer or has a material interest adverse to the small business issuer.

Item 4. Mine Saftey Disclosures.

N/A

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

As of April 30, 2015, the Company has issued a total of 10,014,737 shares reflecting the 1:35 reverse split. The Company has not paid cash dividends and has no outstanding options as of April 30, 2015.

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

Our auditor’s report on our April 30, 2015 financial statements expresses an opinion that substantial doubt exists as to whether we can continue as an ongoing business. Since our officer and director may be unwilling or unable to loan or advance us additional capital, we believe that if we do not raise additional capital over the next 12 months, we may be required to suspend or cease the implementation of our business plans. See “April 30, 2015 Audited Financial Statements - Auditors Report.”

As of April 30, 2015, Kashin had $2,720 cash on hand. Management believes this amount will not satisfy our cash requirements for the next twelve months or until such time that additional proceeds are raised. We plan to satisfy our future cash requirements - primarily the working capital required for the development of our course guides and marketing campaign and to offset legal and accounting fees - by additional equity financing. This will likely be in the form of private placements of common stock.

Management believes that if subsequent private placements are successful, we will be able to generate sales revenue within the following twelve months thereof. However, additional equity financing may not be available to us on acceptable terms or at all, and thus we could fail to satisfy our future cash requirements.

One Clean Planet believes if we do not raise additional proceeds through an extra private placement offering it will then have to seek additional funds through debt financing, which would be highly difficult for a new development stage company to secure. However, if such financing were available, because One Clean Planet has not developed any operations to date, it would likely have to pay additional costs associated with high risk loans and be subject to an above market interest rate. At such time these funds are required, management would evaluate the terms of such debt financing and determine whether the business could sustain operations and growth and manage the debt load. If One Clean Planet cannot raise additional proceeds via a private placement of its common stock or secure debt financing it would be required to cease business operations. As a result, investors in One Clean Planet’s common stock would lose all of their investment.

The development and marketing of our services will start over the next 12 months. One Clean Planet does not anticipate obtaining any further products or services.

As of April 30, 2015 the Company has not generated any revenue. We incurred operating expenses in the amount of $61,863 in the fiscal year ended April 30, 2015 as compared to $32,563 at April 30, 2014. The operating expenses as of the fiscal year ended April 30, 2015 were comprised of Office and general expense of $31,976 and Professional fees of $29,888 as compared to Office and general expense of $19,313 and professional fees of $13,250 for the fiscal year ended April 30, 2014.

As of the date of this Annual Report, the current funds available to the Company will not be sufficient to continue operations. The cost to establish the Company and begin operations was estimated to be approximately $180,000 over the next twelve months and the cost of maintaining our reporting status was estimated to be $25,000 over this same period. A former officer and director, Sylvain Petrari undertook to provide the Company with operating capital to sustain our business over the next twelve month period as the expenses are incurred in the form of a non-secured loan. However, there is no contract in place or written agreement securing this agreement and Mr. Petrari has resigned as an officer and director on September 30, 2013. Management believes that if the Company cannot raise sufficient revenues or maintain its reporting status with the SEC it will have to cease all efforts directed towards the Company. As such, any investment previously made would be lost in its entirety.

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

Item 8. Financial Statements and Supplementary Data.

ONE CLEAN PLANET, INC.

fka SINGULAR CHEF, INC.

FINANCIAL STATEMENTS

April 30, 2015

Audited

BALANCE SHEETS	14

STATEMENTS OF OPERATIONS	15

STATEMENTS OF CASH FLOWS	16

NOTES TO AUDITED FINANCIAL STATEMENTS	17

PCAOB Registered Auditors – www.sealebeers.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

One Clean Planet, Inc.

We have audited the accompanying balance sheets of One Clean Planet, Inc. as of April 30, 2015 and 2014, and the related statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended April 30, 2015. One Clean Planet, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of One Clean Planet, Inc. as of April 30, 2015 and 2014, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has no revenues, has negative working capital at April 30, 2015, has incurred recurring losses, and has an accumulated deficit which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Seale and Beers, CPAs

Seale and Beers, CPAs

Las Vegas, Nevada

August 13, 2015

ONE CLEAN PLANET, INC.

fka SINGULAR CHEF, INC.

BALANCE SHEETS

Audited

	April 30, 2015	April 30, 2014

ASSETS

CURRENT ASSETS
Cash	$2,720	$79
TOTAL CURRENT ASSETS	$2,720	$79

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$129,642	$72,052
Accounts payable - related party	21,883	21,883
Loans from related party	36,913	29,998
TOTAL CURRENT LIABILITIES	$188,437	$123,933

STOCKHOLDERS' EQUITY (DEFICIT)
Capital stock
Authorized
75,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
10,014,737 shares at April 30, 2015 and at April 30, 2014	$10,015	$10,015
Additional Paid in Capital	5,762	5,762
Accumulated deficit	(201,493)	(139,630)
TOTAL STOCKHOLDERS' EQUITY/(DEFICIT)	$(185,717)	$(123,854)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)	$2,720	$79

The accompanying notes are an integral part of these financial statements

ONE CLEAN PLANET, INC.

fka SINGULAR CHEF, INC.

STATEMENTS OF OPERATIONS

Audited

	Year	Year
	ended	ended
	April 30, 2015	April 30, 2014
REVENUE

Revenues	$-	$-
Total Revenues	$-	$-

EXPENSES

Office and general	$31,976	$19,313
Professional Fees	29,888	13,250

Total Expenses, before provision of income taxes	$61,863	$32,563

Provision for income taxes	-	-

NET LOSS	$(61,863)	$(32,563)

BASIC AND DILUTED LOSS PER COMMON SHARE	$-	$-

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	10,014,737	10,014,737

The accompanying notes are an integral part of these financial statements

ONE CLEAN PLANET, INC.

fka SINGULAR CHEF, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

As at April 30, 2015

Audited

	Common Stock		Additional	Share
	Number of		Paid-in	Subscriptions	Accumulated
	shares	Amount	Capital	Receivable	deficit	Total
Balance, April 30, 2013	10,014,737	$10,015	$5,761	$-	$(107,067)	$(91,291)
Net loss for the year ended
April 30, 2014	-	-	-	-	(32,563)	(32,563)

Balance, April 30, 2014	10,014,737	$10,015	$5,761	$-	$(139,630)	$(123,854)
Net loss for the period ended
April 30, 2015	-	-	-	-	(61,863)	(61,863)

Balance, April 30, 2015	10,014,737	$10,015	$5,761	$-	$(201,493)	$(185,717)

These figures have been retroactively adjusted to reflect the 35:1 reverse split on July 27, 2015

The accompanying notes are an integral part of these financial statements

ONE CLEAN PLANET, INC.

fka SINGULAR CHEF, INC.

STATEMENTS OF CASH FLOWS

Audited

	Year	Year
	ended	ended
	April 30, 2015	April 30, 2014

OPERATING ACTIVITIES
Net loss	$(61,863)	$(32,563)
Adjustment to reconcile net loss to net cash
used in operating activities:
Expenses paid on company's behalf by related party	6,914	3,715
Increase (decrease) in accrued expenses	57,590	28,848

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$2,641	$-

FINANCING ACTIVITIES
Proceeds from sale of common stock	-	-
Loan from Related Party	-	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	$-	$-

NET INCREASE (DECREASE) IN CASH	$2,641	$-

CASH, BEGINNING OF PERIOD	$79	$79

CASH, END OF PERIOD	$2,720	$79

Supplemental cash flow & noncash financing activities:
Cash paid for:
Interest	$-	$-

Income taxes	$-	$-

The accompanying notes are an integral part of these financial statements

ONE CLEAN PLANET, INC.

fka SINGULAR CHEF, INC.

NOTES TO THE AUDITED FINANCIAL STATEMENTS

April 30, 2015

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

The Company was incorporated in the State of Nevada as a for-profit Company on April 9, 2009 and established a fiscal year end of April 30.
One Clean Planet intends to enter into the online content provider industry specializing in step-by-step cookery tutorial companies.

The Company changed its name on July 27, 2015 to Kashin, Inc. having received FINRA’s approval.

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

Advertising
Advertising costs are expensed as incurred. As of April 30, 2015 and 2014, no advertising costs have been incurred.

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

NOTE 3 – GOING CONCERN

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company has a working capital deficit of $185,717, an accumulated deficit of $201,493 and net loss from operations since inception of $201,493. The Company does not have a source of revenue sufficient to cover its operation costs giving substantial doubt for it to continue as a going concern. The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan, or merge with an operating company. There can be no assurance that the Company will be successful in either situation in order to continue as a going concern. The Company funded its initial operations by way of issuing Founder’s shares.

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

NOTE 5 – CAPITAL STOCK

The Company’s capitalization was reduced to 75,000,000 common shares with a par value of $0.001 per share, on July 27, 2015. No preferred shares have been authorized or issued.

As of April 30, 2015, the Company has not granted any stock options and has not recorded any stock-based compensation.

On April 30, 2015, and on April 30, 2014 the Company had 10,014,737 common shares issued and outstanding. All share information has been retroactively restated to reflect the 35:1 reverse split approved on July 27, 2015.

NOTE 6 – RELATED PARTY TRANSACTIONS

As of April 30, 2015 and 2014, the Company has received $36,913 and $29,998, respectively, in loans and payment of expenses from a related party. The loans are payable on demand and without interest.

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

The components of the Company’s deferred tax asset and reconciliation of income taxes computed at the statutory rate to the income tax amount recorded as of April 30, 2015 and 2014 are as follows:

	April 30, 2015	April 30, 2014
Net operating loss carry forward	201,493	139,630
Effective Tax rate	35%	35%
Deferred Tax Assets	70,523	48,871
Less: Valuation Allowance	(70,523)	(48,871)
Net deferred tax asset	$0	$0

The net federal operating loss carry forward will expire between 2033 and 2034. This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

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

As of April 30, 2015, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments. Based on this evaluation under the COSO Framework, our management concluded that our internal control over financial reporting is not effective as of April 30, 2013. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on that evaluation, they concluded that, as of April 30, 2015, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company's Chief Financial Officer in connection with the review of our financial statements as of April 30, 2015 and communicated to our management.

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

There have been no changes in our internal controls over financial reporting that occurred during the year ended April 30, 2015 that have materially affected or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 9B. Other Information.

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our directors serve until their respective successors are elected and qualified. The names, addresses, ages and positions of our present officers and our directors are set forth below:

Name	Age	Position(s)
Sylvain Petrari [1]	52	President, Secretary/Treasurer, Chief Financial Officer and Chairman of the Board of Directors
Nathan Adamson [2]	33	President, Secretary/Treasurer, Chief Financial Officer and Chairman of the Board of Directors
Albert Auckett [3]	49	President and Director
Richard Specht [4]	32	Secretary, Director
Lawrence Chan	42	Chief Operating Officer, Director
Carl Maybin	56	Chief Executive Officer, Director
Richard Dryer	45	Chief Information Officer, Director
Brett Waterson	42	Chief Technical Officer, Director

____________________

[1] Sylvain Petrari held his office/position since inception of our company until his resignation, September 30, 2013. Concurrent with Mr. Petrari’s resignation, Nathan Adamson was appointed President, Secretary, Treasurer and Director of the Company.

[2] On December 3, 2014, Nathan Adamson resigned as President, Secretary, Treasurer and Director of the Company.

[3] Appointed December 3, 2014.On June 23, 2015 in a Consent to Action in Lieu of a General Meeting of the Shareholders, Mr. Aukett and Mr. Waterson were not nominated for reelection and their services as President and Chief Technical Officer were terminated by the Company.

[4] Messers Auckett, Specht, Chan, Maybin, Dryer and Waterson were appointed as Directors on December 3, 2014.

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

Mr. Auckett co-founded Txtpay in 2010. Hejoined Wilson Parking in 1990 and was the acting CEO from 1998 to 2002. Mr. Auckett was employed by Wilson Parking operating in several overseas markets including Australia, Hong Kong, and Singapore. In 2005, he established Wilson Parking in Korea. In 1997 he co-founded the private parking operator Citipark and a private parking enforcement company, Parking Control Services in New Zealand, which was later sold to Wilson Parking in 2010.

Mr. Specht has over 14 years experience in the public markets as management and as an individual investor.

Mr. Chan has been a business owner for over 19 years with interests in various start-ups. Mr. Chan has successfully started and sold two companies in the mobile messaging industry. Mr. Chan has extensive expertise and experience in delivering accelerated business growth for startup companies, sales and marketing, and international market entry.

Carl Maybin is the Founder, President and Chief Executive Officer at IP Triple Communications a USA-based Federal Communications Commission licensed global Telecommunications Company. Mr. Maybin is an experienced leader and prior to founding IP Triple was the Vice President of Sales and Marketing for Mitsubishi Satellite’s SkyTiger Asia Pacific Group, Vice President of Partnership Development for International recognized start-up Cignal Global Communications who purchased his company Pegasus Integration. Cignal Global was acquired by Liberty Media’s UPC Group in the UK for $200 million in 2001 to become Europe’s first Triple Play provider of Voice, Internet and Television. Prior to Cignal Global, Mr. Maybin founded 3 different companies and led Fujitsu’s Broadband Telecommunications Group in Southern California to $305 million in sales in his first year which was more than the entire rest of the US operations combined.

Mr. Dryer is a professional in the digital marketing industry with over 10 years of experience delivering digital capabilities in the digital media, mobile advertising, and telecommunications industries. Mr. Dryer has extensive experience in building and managing client relations by leveraging technological applications.

Mr. Waterson has a professional development career spanning over 26 years, having worked for companies such as Microsoft, KPMG, Mitsubishi and Clear. He was the founder and creator of KlickEx, a peer-to-peer currency exchange which is ranked by IFAD / World Bank as the number 1 low cost remittance service in all of Asia. Brett has strong analytical, architecture, development, business and telecommunications skill sets.

Family Relations

There are no family relationships among the Directors and Officers of Kashin, Inc. fka One Clean Planet, Inc.

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

Item 11. Executive Compensation.

Our current executive officers and directors have not and do not receive any compensation and have not received any restricted shares awards, options or any other payouts. As such, we have not included a Summary Compensation Table.

There are no current employment agreements between the Company and its executive officers. Our executive officers and directors have agreed to work without remuneration until such time as we receive revenues that are sufficiently necessary to provide proper salaries to the officer and compensate the director for participation. Our executive officers and directors have the responsibility of determining the timing of remuneration programs for key personnel based upon such factors as positive cash flow, shares sales, product sales, estimated cash expenditures, accounts receivable, accounts payable, notes payable, and a cash balances. At this time, management cannot accurately estimate when sufficient revenues will occur to implement this compensation, or the exact amount of compensation.

There are no annuity, pension or retirement benefits proposed to be paid to officers, directors or employees of the corporation in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by Company.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Title of Class	Name and Address of Beneficial Owner [1]	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	Ryan Morgan Hamouth Vitri 33A, Costa del Este Panama City, Panama	6,048,104	60%

	All Beneficial Owners as a Group (1 person)	6,048,104	60%

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

3.1	Articles of Incorporation of Kashin, Inc. fka Singular Chef, Inc.(incorporated by reference from our Registration Statement on Form S-1 filed on August 11, 2009)
3.2	Bylaws of Kashin, Inc. fka Singular Chef, Inc. (incorporated by reference from our Registration Statement on Form S-1 filed on August 11, 2009)
31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer
31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer *
31.1	Section 1350 Certification of Chief Executive Officer
32.1	Section 1350 Certification of Chief Financial Officer **

_______

* Included in Exhibit 31.1

** Included in Exhibit 32.1

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Kashin, Inc. (Registrant)

Date: August 13, 2015	By	/s/ Carl Maybin
Carl Maybin
President and Director Principal and Executive Officer Principal Financial Officer Principal Accounting Officer

