Form 10-K/A
period 2015-04-30
Kashin, Inc.
filed 2015-08-24
CIK 1467845

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

(345) 938-5360

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒

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

EXPLANATORY NOTE

The sole purpose of this Amendment to the Registrant’s Annual Report on Form 10-K for the period ended April 30, 2015 (“Form 10-K”) is to amend the section “Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).” from Yes to No.

No other changes have been made to the Registrant’s Form 10-K.  This Amendment does not reflect any subsequent events occurring after the original filling date of the Form 10-K or modify or update in any way disclosures made in the original filings.

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

3

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Kashin, Inc. (Registrant)

Date: August 24, 2015	By	/s/ Carl Maybin
Carl Maybin
President and Director Principal and Executive Officer Principal Financial Officer Principal Accounting Officer

 4