Form 10-Q
period 2015-07-31
Kashin, Inc.
filed 2015-09-21
CIK 1467845

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2015 or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from____________to__________

Commission File Number: 333-161240

Kashin, Inc.

F.K.A. One Clean Planet, Inc.

(Exact name of registrant as specified in it’s charter)

Nevada	26-4711535
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

112 North Curry Street, Carson City, NV	89703-4934
(Address of principal executive offices)	(Zip Code)

(345) 938-5360

(Registrant’s telephone number, including area code)

_______________________________________________________________

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

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ (Do not check if a smaller reporting company) Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court ☐Yes ☐ No

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of September 19, 2015, the Company had 10,014,745 common shares issued and outstanding.

2

KASHIN, INC
fka ONE CLEAN PLANET, INC.

CONDENSED FINANCIAL STATEMENTS

July 31, 2015

Unaudited

CONDENSED BALANCE SHEETS	4

CONDENSED STATEMENTS OF OPERATIONS	5

CONDENSED STATEMENTS OF CASH FLOWS	6

NOTES TO UNAUDITED CONDENSED INTERIM AUDITED FINANCIAL STATEMENTS	7

KASHIN, INC
fka ONE CLEAN PLANET, INC.

CONDENSED BALANCE SHEETS
Unaudited

	July 31, 2015	April 30, 2015

ASSETS

CURRENT ASSETS
Cash	$25	$2,720
TOTAL CURRENT ASSETS	$25	$2,720

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Bank Overdraft	$1,552	$-
Notes Payable	100,000	-
Accounts payable and accrued liabilities	76,147	129,642
Accounts payable - related party	21,883	21,883
Loans from related party	36,914	36,913
TOTAL CURRENT LIABILITIES	$236,495	$188,437

STOCKHOLDERS' EQUITY (DEFICIT)
Capital stock
Authorized
75,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
10,014,745 shares at July 31, 2015 and at April 30, 2015	$10,015	$10,015
Additional Paid in Capital	5,762	5,762
Accumulated deficit	(252,246)	(201,493)
TOTAL STOCKHOLDERS' EQUITY/(DEFICIT)	$(236,470)	$(185,717)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)	$25	$2,720

The accompanying notes are an integral part of these financial statements

KASHIN, INC
fka ONE CLEAN PLANET, INC.

CONDENSED STATEMENTS OF OPERATIONS
Unaudited

	3 months	3 months
	ended	ended
	July 31, 2015	July 31, 2014
REVENUE

Revenues	$5,000	$-
Total Revenues	$5,000	$-

EXPENSES

Office and general	$49,253	$357
Professional Fees	6,500	4,250
Total Expenses, before provision of income taxes	$55,753	$4,607

Provision for income taxes	-	-

NET LOSS	$(50,753)	$(4,607)

BASIC AND DILUTED LOSS PER COMMON SHARE	$-	$-

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	10,014,745	10,014,745

The accompanying notes are an integral part of these financial statements

KASHIN, INC
fka ONE CLEAN PLANET, INC.

CONDENSED STATEMENTS OF CASH FLOWS
Unaudited

	3 months	3 months
	ended	ended
	July 31, 2015	July 31, 2014

OPERATING ACTIVITIES
Net loss	$(50,753)	$(4,607)
Adjustment to reconcile net loss to net cash used in operating activities:
Expenses paid on company's behalf by related party	-	3,253
Bank Overdraft	1,552	-
Increase (decrease) in accrued expenses	(53,494)	(3,646)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(102,695)	$(5,000)

FINANCING ACTIVITIES
Proceeds from sale of common stock	-	-
Notes Payable	100,000	-
Loan from Related Party	-	5,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	$100,000	$5,000

NET INCREASE (DECREASE) IN CASH	$(2,695)	$-

CASH, BEGINNING OF PERIOD	$2,720	$79

CASH, END OF PERIOD	$25	$79

Supplemental cash flow & noncash financing activities:
Cash paid for:
Interest	$-	$-

Income taxes	$-	$-

The accompanying notes are an integral part of these financial statements

KASHIN, INC
fka ONE CLEAN PLANET, INC.
NOTES TO THE UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

July 31, 2015

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at July 31, 2015, and for all periods presented herein, have been made. On July 27, 2015, the Company approved and effected a name change to Kashin, Inc.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s April 30, 2015 audited financial statements. The results of operations for the periods ended July 31, 2015 and the same period last year are not necessarily indicative of the operating results for the full years.

NOTE 2 – GOING CONCERN

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company has a working capital deficit of $236,470, an accumulated deficit of $252,246 and net loss from operations since inception of $252,246. The Company does not have a source of revenue sufficient to cover its operation costs giving substantial doubt for it to continue as a going concern. The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan, or merge with an operating company. There can be no assurance that the Company will be successful in either situation in order to continue as a going concern. The Company is funding its initial operations by way of issuing Founder’s shares.

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

NOTE 3 – CAPITAL STOCK

The Company’s capitalization was reduced to 75,000,000 common shares with a par value of $0.001 per share on July 27, 2015. No preferred shares have been authorized or issued.

On July 31, 2015, and on April 30, 2015, the Company had 10,014,745 common shares issued and outstanding. All share information has been retrospectively restated to reflect the 35:1 reverse split approved on July 27, 2015.

As of July 31, 2015, the Company has not granted any stock options and has not recorded any stock-based compensation.

NOTE 4 – RELATED PARTY TRANSACTIONS

As of July 31, 2015 and April 30, 2015, the Company has received $36,914 and $36,913, respectively, in loans and payment of expenses from a related party. The loans are payable on demand and without interest. As of July 31, 2015 and April 30, 2015, a second related party has paid expenses of $21,883 and $21,883 respectively, on behalf of the Company. These amounts are separately stated on the Balance Sheet and are due on demand with no interest.

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

Overview

On July 27, 2015, the Company approved and effected a name change to Kashin, Inc. Kashin, Inc. fka Singular Chef, Inc. ("the Company", “our” or "we") was incorporated in the State of Nevada as a for-profit company on April 09, 2009. The Company is a development stage company that intends to provide specialized step-by-step cooking tutorials through the website we are currently developing for monthly subscribers and on pay-per-view basis.

We plan on targeting our marketing efforts on subscribers that are interested in quick, tasty and easy-to-prepare recipes.

Results of Operations

The Company has not yet generated any revenue from its operations and has generated $5,000 in revenues unrelated to its operations. Expenses for the three months ended July 31, 2015, were $55,753 resulting in a net loss of $50,753 as compared to expenses for the three months ended July 31, 2014 of $4,607 resulting in a net loss of $4,607. The net loss of $50,753 for the three months ended July 31, 2015 is a result of Revenues of $5,000, Office and general expenses of $49,253 and Professional Fees of $6,500 as compared to the net loss of $4,607 for the three months ended July 31, 2014 resulting from Office and general expenses of $357 and Professional Fees of $4,250.

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

For the period ended July 31, 2015, the Company had cash of $25 as compared to cash of $2,720 for the period ended April 30, 2015. Accounts payable and accrued liabilities for the three month period ended July 31, 2015 were $76,147. The funds available to the Company will not be sufficient to fund the planned operations of the Company and maintain a reporting status.

As of July 31, 2015 and April 30, 2015, the Company has received $36,914, in Notes Payable. As of July 31, 2015, the Company has received a loan of $100,000. The Note Payable and loans are payable on demand and without interest. As of July 31, 2015 and April 30, 2015, a second related party has paid expenses of $21,883 and $21,883 respectively, on behalf of the Company. These amounts are separately stated on the Balance Sheet and are due on demand with no interest.

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

In connection with this quarterly report, as required by Rule 15d-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's principal executive officer and principal financial officer. Based upon that evaluation, our company's principal executive officer and principal financial officer concluded that subject to the inherent limitations noted in this Part II, Item 9A(T) as of July 31, 2015, our disclosure controls and procedures were not effective due to the existence of material weaknesses in our internal controls over financial reporting.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the quarter ended July 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

None

Item 5. Other Information.

(a) None

Item 6. Exhibits.

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer *

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer **

101	XBRL Interactive Data Files

* Included in Exhibit 31.1

** Included in Exhibit 32.1

SIGNATURES*

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Kashin, Inc. (Registrant)

Date: September 21, 2015	By:	/s/ Carl Maybin
Carl Maybin
President and Director
Principal and Executive Officer Principal Financial Officer Principal Accounting Officer

