Form 10-Q
period 2015-10-31
Kashin, Inc.
filed 2015-12-21
CIK 1467845

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2015 or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to__________

Commission File Number: 333-161240

Kashin, Inc. F.K.A. One Clean Planet, Inc.
(Exact name of registrant as specified in it's charter)

Nevada	26-4711535
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

112 North Curry Street, Carson City, NV	89703-4934
(Address of principal executive offices)	(Zip Code)

(345) 938-5360

(Registrant's telephone number, including area code)

_____________________________________________________________

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes   ☒ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes   ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

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

As of December 21, 2015, the Company had 12,860,745 common shares issued and outstanding.

2

KASHIN, INC
fka ONE CLEAN PLANET, INC.

CONDENSED FINANCIAL STATEMENTS

October 31, 2015

Unaudited

CONDENSED BALANCE SHEETS	4

CONDENSED STATEMENTS OF OPERATIONS	5

CONDENSED STATEMENTS OF CASH FLOWS	6

NOTES TO UNAUDITED CONDENSED INTERIM AUDITED FINANCIAL STATEMENTS	7

KASHIN, INC
fka ONE CLEAN PLANET, INC.

CONDENSED BALANCE SHEETS
Unaudited

	October 31, 2015	April 30, 2015
ASSETS

CURRENT ASSETS
Cash	$875	$2,720
TOTAL CURRENT ASSETS	$875	$2,720

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$29,715	$129,642
Notes Payable	100,000	-
Accounts payable - related party	-	21,883
Loans from related party	39,011	36,913
TOTAL CURRENT LIABILITIES	$168,726	$188,437

STOCKHOLDERS' EQUITY (DEFICIT)
Capital stock
Authorized 75,000,000 shares of common stock, $0.001 par value,
Issued and outstanding 12,860,745 shares at October 31, 2015 and 10,014,745 at April 30, 2015	$12,861	$10,015
Additional Paid in Capital	455,008	5,762
Accumulated deficit	(635,720)	(201,493)
TOTAL STOCKHOLDERS' EQUITY/(DEFICIT)	$(167,851)	$(185,717)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)	$875	$2,720

The accompanying notes are an integral part of these financial statements

KASHIN, INC
fka ONE CLEAN PLANET, INC.

CONDENSED STATEMENTS OF OPERATIONS
Unaudited

	3 months ended	3 months ended	6 months ended	6 months ended
	October 31, 2015	October 30, 2014	October 31, 2015	October 31, 2014
REVENUE

Revenues	$-	$-	$5,000	$-
Total Revenues	$-	$-	$5,000	$-

EXPENSES

Office and general	$360,961	$-	$410,214	$357
Professional Fees	22,513	2,750	29,013	7,000
Total Expenses, before provision of income taxes	$(383,474)	$2,750	$439,227	$7,357

Provision for income taxes	-	-	-	-

NET LOSS	$(383,474)	$(2,750)	$(434,227)	$(7,357)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.04)	$-	$(0.04)	$-

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	10,365,397	10,014,737	10,090,063	10,014,737

The accompanying notes are an integral part of these financial statements

All share and per share information has been retrospectively restated to reflect the 35:1 reverse split

KASHIN, INC
fka ONE CLEAN PLANET, INC.

CONDENSED STATEMENTS OF CASH FLOWS
Unaudited

	6 months	6 months
	ended	ended
	October 31, 2015	October 31, 2014

OPERATING ACTIVITIES
Net loss	$(434,227)	$(7,357)
Adjustment to reconcile net loss to net cash used in operating activities:
Stock issued for consulting services	299,400	-
Expenses paid on company's behalf by related party	-	3,253
Increase (decrease) in accrued expenses	(19,117)	(896)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITI	$(153,944)	$(5,000)

FINANCING ACTIVITIES
Proceeds from sale of common stock	50,000	-
Notes Payable	100,000	-
Loan from Related Party	2,099	5,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	$152,099	$5,000

NET INCREASE (DECREASE) IN CASH	$(1,845)	$-

CASH, BEGINNING OF PERIOD	$2,720	$79

CASH, END OF PERIOD	$875	$79

Supplemental cash flow & noncash financing activities:

Common stock issued in exchange of payable assignment/settlement	$102,692

Cash paid for:
Interest	$-	$-

Income taxes	$-	$-

The accompanying notes are an integral part of these financial statements

KASHIN, INC
fka ONE CLEAN PLANET, INC.
NOTES TO THE CONDENSED INTERIM FINANCIAL STATEMENTS
Unaudited

October 31, 2015

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at October 31, 2015, and for all periods presented herein, have been made. On July 27, 2015, the Company approved and effected a name change to Kashin, Inc.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's April 30, 2015 audited financial statements. The results of operations for the periods ended October 31, 2015 and the same period last year are not necessarily indicative of the operating results for the full years.

NOTE 2 – GOING CONCERN

The Company's financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company has a working capital deficit of $167,851, an accumulated deficit of $635,720 and net loss from operations since inception of $635,720. The Company does not have a source of revenue sufficient to cover its operation costs giving substantial doubt for it to continue as a going concern. The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan, or merge with an operating company. There can be no assurance that the Company will be successful in either situation in order to continue as a going concern. The Company is funding its initial operations by way of issuing Founder's shares.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management's plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking equity and/or debt financing. However management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 – CAPITAL STOCK

The Company's capitalization was reduced to 75,000,000 common shares with a par value of $0.001 per share on July 27, 2015. No preferred shares have been authorized or issued.

During September of 2015, the Company issued 100,000 common shares for cash of $50,000 and in October 2015, the Company issued 1,996,000 common shares to various consultants for past services rendered at $0.15 per share. The value was determined based on the average price of shares issued for cash and services in the past. On the same day 750,000 shares were issued in settlement of $102,692 of the Company's payables.

On October 31, 2015 the Company had 12,860,745 common shares issued and outstanding, and on April 30, 2015, the Company had 10,014,745 common shares issued and outstanding. All share information has been retrospectively restated to reflect the 35:1 reverse split approved on July 27, 2015.

As of October 31, 2015 there were 100,000 stock warrants outstanding relating to the issue of 100,000 common shares in September 2015. Each unit sold included one common share and one warrant.

As of October 31, 2015, the Company has granted $299,400 stock for stock-based compensation.

NOTE 4 – RELATED PARTY TRANSACTIONS

As of October 31, 2015 and April 30, 2015, the Company has received $39,011 and $36,913, respectively, in loans and payment of expenses from a related party. The loans are payable on demand and without interest. As of October 31, 2015 and April 30, 2015, a second related party has paid expenses of $0 and $21,883 respectively, on behalf of the Company. These amounts are separately stated on the Balance Sheet and are due on demand with no interest.

NOTE 5 – RECENT ACCOUNTING PRONOUNCEMENTS

The company has evaluated all the recent accounting pronouncements and believes that none of them will have a material effect on the company's financial statement.

NOTE 6 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued and has determined that there are no further events to disclose.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

On July 27, 2015, the Company approved and effected a name change to Kashin, Inc. Kashin, Inc. fka Singular Chef, Inc. ("the Company", "our" or "we") was incorporated in the State of Nevada as a for-profit company on April 09, 2009. The Company is a development stage company that intends to provide specialized step-by-step cooking tutorials through the website we are currently developing for monthly subscribers and on pay-per-view basis.

Results of Operations

The Company has not yet generated any revenue from its operations and has generated $5,000 in revenues unrelated to its operations. Expenses for the three months ended October 31, 2015, were $383,474 resulting in a net loss of $383,474 as compared to expenses for the three months ended October 31, 2014 of $2,750 resulting in a net loss of $2,750. The net loss of $383,474 for the three months ended October 31, 2015 is a result of Revenues of $Nil, Office and general expenses of $360,961 consisting primarily of stock based compensation to certain consultants and officers and Professional Fees of $22,513 as compared to the net loss of $2,750 for the three months ended October 31, 2014 resulting from Office and general expenses of $Nil and Professional Fees of $2,750.

Expenses for the six months ended October 31, 2015, were $439,227 resulting in a net loss of $434,227 as compared to expenses for the six months ended October 31, 2014 of $7,357 resulting in a net loss of $7,357. The net loss of $434,227 for the six months ended October 31, 2015 is a result of Revenues of $Nil, Office and general expenses of $410,214 consisting primarily of stock based compensation to certain consultants and officers and Professional Fees of $29,013 as compared to the net loss of $7,357 for the three months ended October 31, 2014 resulting from Office and general expenses of $357 and Professional Fees of $7,000.

Capital Resources and Liquidity

Our auditors have issued a "going concern" opinion, meaning that there is substantial doubt if we can continue as an on-going business for the next twelve months unless we obtain additional capital. No substantial revenues are anticipated until we have implemented our plan of operations. With the exception of cash advances from our sole Officer and Director, our only source for cash at this time is investments by others. We must raise cash to implement our strategy and stay in business.

For the period ended October 31, 2015, the Company had cash of $875 as compared to cash of $2,720 for the period ended April 30, 2015. Accounts payable and accrued liabilities for the period ended October 31, 2015 were $29,715. The funds available to the Company will not be sufficient to fund the planned operations of the Company and maintain a reporting status.

As of October 31, 2015 and April 30, 2015, the Company has received $39,011 and $36,913, respectively, in loans and payment of expenses from a related party. There was a further loan of $100,000 from an unrelated party. The loans are payable on demand and without interest. As of October 31, 2015 and April 30, 2015, a second related party has paid expenses of $0 and $21,883 respectively, on behalf of the Company. These amounts are separately stated on the Balance Sheet and are due on demand with no interest.

We do not anticipate researching and releasing any further features to our software nor do we foresee the purchase or sale of any significant equipment. We also do not expect any significant additions to the number of employees.

Off-balance sheet arrangements

Other than the situation described in the section titled Capital Recourses and Liquidity, the company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect or change on the company's financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term "off-balance sheet arrangement" generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with the company is a party, under which the company has (i) any obligation arising under a guarantee contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

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

In connection with this quarterly report, as required by Rule 15d-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's principal executive officer and principal financial officer. Based upon that evaluation, our company's principal executive officer and principal financial officer concluded that subject to the inherent limitations noted in this Part II, Item 9A(T) as of October 31, 2015, our disclosure controls and procedures were not effective due to the existence of material weaknesses in our internal controls over financial reporting.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the quarter ended October 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II—OTHER INFORMATIONItem 1. Legal Proceedings.

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

__________

* Included in Exhibit 31.1

** Included in Exhibit 32.1

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Kashin, Inc. (Registrant)

Date: December 21, 2015	By:	/s/ Carl Maybin
Carl Maybin
President and Director Principal and Executive Officer Principal Financial Officer Principal Accounting Officer

