Form 10-K
period 2021-04-30
Kashin, Inc.
filed 2021-12-06
CIK 1467845

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2021

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 19341

For the transition period from _________ to _________

Commission file number: 333-161240

Kashin, Inc. FKA One Clean Planet, Inc.
( Exact name of registrant as specified in its charter)

Nevada	26-4711535
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

112 North Curry Street, Carson City, NV	89703-4934
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (775) 321-8247

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol(s)	Name of Exchange where registered
Common Stock	N/A	N/A

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes    ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes    ☐ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes    ☒ No

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☐ Yes    ☒ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐ Yes    ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☒

As of December 3, 2021, the aggregate value of voting and non-voting common equity held by non-affiliates was approximately $149,995.

The number of shares outstanding of the Registrant's Common Stock as October 31, 2020 was 28,560,745 shares of common stock, $0.001 par value, issued and outstanding.

i

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K of One Clean Planet, Inc., a Nevada corporation, contains “forward-looking statements,” as defined in the United States Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “could”, “expects”, “plans”, “intends”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of such terms and other comparable terminology. These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, competition, expected activities and expenditures as we pursue our business plan, and the adequacy of our available cash resources. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Actual results may differ materially from the predictions discussed in these forward-looking statements. The economic environment within which we operate could materially affect our actual results. Additional factors that could materially affect these forward-looking statements and/or predictions include, among other things: the volatility of the world’s economy, accidents and other risks associated with the development of operations, the risk that the Company will encounter unanticipated technology factors, the Company’s need for and ability to obtain additional financing, the exercise of the approximately 64.452%% control of the Company’s voting securities held by 601 Jullian LLC (25.209%), Carl Maybin (23.634%) and Ryan Hamouth (18.609%), other factors over which we have little or no control; and other factors discussed in the Company’s filings with the Securities and Exchange Commission (“SEC”).

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

ii

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

On June 26 th 2015, the directors resolved to change the Company name to Kashin, Inc., to reduce the authorized capital to 75,000,000 shares and effect a reverse stock split of 1:35. The name change/reverse split took effect at the open of business 7/27/2015.

We are unable to complete our business plan or marketing efforts because we didn’t have enough money, we ceased our development and/or marketing activities until we raise money. We had no activity from 2015 to current. We are currently bringing our company filings current to allow a reverse merger of a viable corporation to ensure our investors do not lose their entire investment.

Plan of Operation

Over the next twelve months, the Company will be focusing on the implementation of obtaining new avenues of revenue with Kashin, Inc. / Kashin USA, Inc. At this time, we are currently seeking new revenue sources.

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

April 30, 2021, Kashin has been a dormant company since 2014 and is now considered a Shell Company.

Sales, Marketing, and Distribution

Kashin has been dormant and is currently looking for a merger candidate.

Intellectual Property

Trademarks and Trade Secrets

None

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

Item 4. Mine Safety Disclosures.

N/A

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

As of April 30, 2021, the Company has issued a total of 28,560,745 shares. The Company has not paid cash dividends and has no outstanding options as of April 30, 2021.

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

Our auditor’s report on our April 30, 2021 financial statements expresses an opinion that substantial doubt exists as to whether we can continue as an ongoing business. Since our officer and director may be unwilling or unable to loan or advance us additional capital, we believe that if we do not raise additional capital over the next 12 months, we may be required to suspend or cease the implementation of our business plans. See “April 30, 2021 Audited Financial Statements - Auditors Report.”

As of April 30, 2021, Kashin had $0 cash on hand. Management believes this amount will not satisfy our cash requirements for the next twelve months or until such time that additional proceeds are raised. We plan to satisfy our future cash requirements - primarily the working capital required for the development of our course guides and marketing campaign and to offset legal and accounting fees - by additional equity financing. This will likely be in the form of private placements of common stock.

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

As of April 30, 2021 the Company has not generated any revenue. We incurred operating expenses in the amount of $0 in the fiscal year ended April 30, 2021 as compared to $0 at April 30, 2020 due to the company becoming dormant for the past two years.

As of the date of this Annual Report, the current funds available to the Company will not be sufficient to continue operations. The cost to establish the Company and begin operations was estimated to be approximately $250,000 over the next twelve months and the cost of maintaining our reporting status was estimated to be $25,000 over this same period.

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

Item 8. Financial Statements and Supplementary Data.

KASHIN, INC.

FINANCIAL STATEMENTS

April 30, 2021

Audited

F-1

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Kashin, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Kashin, Inc. as of April 30, 2021 and 2020, the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations and has a significant accumulated deficit. In addition, the Company continues to experience negative cash flows from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/S/ BF Borgers CPA PC

BF Borgers CPA PC

We have served as the Company's auditor since 2021

Lakewood, CO

December 1, 2021

F-2

KASHIN, INC.

BALANCE SHEETS

Audited

	April 30, 2021	April 30, 2020

ASSETS

CURRENT ASSETS
Cash	$–	$–

TOTAL CURRENT ASSETS	$–	$–

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$11,493	$10,065
Accounts payable - related party	–	–
Notes Payable	–	100,000
TOTAL CURRENT LIABILITIES	11,493	110,065

STOCKHOLDERS' EQUITY (DEFICIT)
Capital stock
Authorized 75,000,000 shares of common stock, $0.001 par value, issued and outstanding	28,561	28,561
Additional paid-in capital	494,019	494,019
Accumulated deficit	(534,073)	(632,645)
TOTAL STOCKHOLDERS' EQUITY/(DEFICIT)	(11,493)	(110,065)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)	$–	$–

The accompanying notes are an integral part of these financial statements

F-3

KASHIN, INC.

STATEMENTS OF OPERATIONS

Audited

	Year	Year
	ended	ended
	April 30, 2021	April 30, 2020
REVENUE

Revenues	$–	$–
Total Revenues	–	–

EXPENSES

Office and general	–	–
Professional fees	1,428	1,428

Total Expenses, before provision of income taxes	1,428	1,428
Other income
Payable forgiveness/written off debt	100,000	–

Provision for income taxes	–	–

NET LOSS	$98,572	$(1,428)

BASIC AND DILUTED LOSS PER COMMON SHARE	$–	$–

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	28,560,745	28,560,745

The accompanying notes are an integral part of these financial statements

F-4

KASHIN, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

As at April 30, 2021

Audited

	Common Stock		Additional	Share
	Number of		Paid-in	Subscriptions	Accumulated
	Shares	Amount	Capital	Receivable	Deficit	Total
Balance, April 30, 2019	28,560,745	$28,561	$494,019	$–	$(631,217)	$(108,637)

Net loss for the year ended April 30, 2020	–	–	–	–	(1,428)	(1,428)

Balance, April 30, 2020	28,560,745	$28,561	$494,019	$–	$(632,645)	$(110,065)

Net profit for the period ended April 30, 2021	–	–	–	–	98,572	98,572

Balance, April 30, 2021	28,560,745	$28,561	$494,019	$–	$(534,073)	$(11,493)

The accompanying notes are an integral part of these financial statements

F-5

KASHIN, INC.

STATEMENTS OF CASH FLOWS

Audited

	Year	Year
	ended	ended
	April 30, 2021	April 30, 2020

OPERATING ACTIVITIES
Net loss	$98,572	$(1,428)
Adjustment to reconcile net loss to net cash used in operating activities:
Accounts Payable	1,428	1,428
Notes Payable	(100,000)	–

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	–	–

FINANCING ACTIVITIES
Proceeds from sale of common stock	–	–
Loan from related party	–	–

NET CASH PROVIDED BY FINANCING ACTIVITIES	$–	$–

NET INCREASE (DECREASE) IN CASH	$–	$–

CASH, BEGINNING OF PERIOD	$–	$–

CASH, END OF PERIOD	$–	$–

Supplemental cash flow & noncash financing activities:
Cash paid for:
Interest	$–	$–

Income taxes	$–	$–

The accompanying notes are an integral part of these financial statements

F-6

KASHIN, INC.

NOTES TO THE AUDITED FINANCIAL STATEMENTS

April 30, 2021

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

Since the company has been dormant for over two years, the company now has a Shell status.

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

Advertising

Advertising costs are expensed as incurred. As of April 30, 2021 and 2020, no advertising costs have been incurred.

Property

The Company does not own or rent any property. The office space is provided by the president at no charge.

Revenue and Cost Recognition

None

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

F-7

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

NOTE 3 – GOING CONCERN

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company has a working capital deficit of $11,493, an accumulated deficit of $534,073 and net loss from operations since inception of $534,073. The Company does not have a source of revenue sufficient to cover its operation costs giving substantial doubt for it to continue as a going concern. The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan, or merge with an operating company. There can be no assurance that the Company will be successful in either situation in order to continue as a going concern. The Company funded its initial operations by way of issuing Founder’s shares. The officers and directors have committed to advancing certain operating costs of the Company, including Legal, Audit, Transfer Agency and Edgarizing costs.

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

As of April 30, 2021, the Company has not granted any stock options and has not recorded any stock-based compensation.

On April 30, 2021, and on April 30, 2020 the Company had 28,560,745 common shares issued and outstanding.

F-8

NOTE 6 – RELATED PARTY TRANSACTIONS

We do not have any related party transactions.

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

The components of the Company’s deferred tax asset and reconciliation of income taxes computed at the statutory rate to the income tax amount recorded as of April 30, 2021 and 2020 are as follows:

	April 30, 2021	April 30, 2020
Net operating loss carry forward
Effective Tax rate	35%	35%
Deferred Tax Assets
Less: Valuation Allowance	–	–
Net deferred tax asset	$0	$0

The net federal operating loss carry forward will expire between 2033 and 2034. This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

NOTE 8 – SUBSEQUENT EVENTS

None

F-9

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

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our directors serve until their respective successors are elected and qualified. The names, addresses, ages and positions of our present officers and our directors are set forth below:

Name	Age	Position(s)
Carl Maybin	62	Chief Executive Officer, Director

Background of Officer and Director

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	601 JULLIAN LLC 1153 BERGEN PKWY # 165 EVERGREEN CO 80439-9501	7,200,000	25.209%

Common Stock	CARL MAYBIN 300 KUULEI RD STE A KAILUA HI 96734-2701	6,750,000	23.634%

Common Stock	Ryan Morgan Hamouth Vitri 33A, Costa del Este Panama City, Panama	5,314,858	18.609%

	All Beneficial Owners as a Group (3 persons)	6,048,104	67.452%

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

Item 14. Principal Accounting Fees and Services.

During the fiscal year ended April 30, 2021 we incurred approximately $0 in fees to our principal independent accountants for professional services rendered in connection with the audit of financial statements for the fiscal year ended April 30, 2021. For review of our financial statements for the quarters ended July 31, 2020, October 31, 2020 and January 31, 2021, we incurred approximately $0 in fees to our principal independent accountants for professional services.

During the fiscal year ended April 30, 2020 we incurred approximately $0 in fees to our principal independent accountants for professional services rendered in connection with the audit of financial statements for the fiscal year ended April 30, 2020. For review of our financial statements for the quarters ended July 31, 2019, October 31, 2019 and January 31, 2020, we incurred approximately $0 in fees to our principal independent accountants for professional services.

During the fiscal year ended April 30, 2021, we did not incur any other fees for professional services rendered by our principal independent accountants for all other non-audit services which may include, but not limited to, tax related services, actuarial services or valuation services.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

3.1	Articles of Incorporation of Kashin, Inc. fka Singular Chef, Inc. (incorporated by reference from our Registration Statement on Form S-1 filed on August 11, 2009)
3.2	Bylaws of Kashin, Inc. fka Singular Chef, Inc. (incorporated by reference from our Registration Statement on Form S-1 filed on August 11, 2009)
31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer
31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer *
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer **
101.INS	XBRL Instance Document+
101.SCH	XBRL Taxonomy Extension Schema Document†
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document†
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document†
101.LAB	XBRL Taxonomy Extension Label Linkbase Document†
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document†

_______

* Included in Exhibit 31.1

** Included in Exhibit 32.1

† Filed herewith

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Kashin, Inc. (Registrant)

Date: December 6, 2021	By	/s/ Carl Maybin
Carl Maybin
President and Director Principal and Executive Officer Principal Financial Officer Principal Accounting Officer

