Form 10-Q
period 2021-07-31
Kashin, Inc.
filed 2022-01-03
CIK 1467845

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

( Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2021 or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☐ Yes   ☒ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).☐ Yes   ☒ No

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol(s)	Name of Exchange where registered
Common Stock	N/A	N/A

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
(Do not check if a smaller reporting company)		Emerging growth company	☐

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

As of December 30, 2021, the Company had 28,560,745 common shares issued and outstanding.

2

KASHIN, INC

CONDENSED FINANCIAL STATEMENTS

July 31, 2021

Unaudited

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

KASHIN, INC

CONDENSED BALANCE SHEETS
Unaudited

	July 31, 2021	April 30, 2021

ASSETS

CURRENT ASSETS
Cash	$0	$0
TOTAL CURRENT ASSETS	$0	$0

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$11,850	$11,493
Accounts payable - related party	0	0
Notes Payable	0	0
TOTAL CURRENT LIABILITIES	11,850	11,493

STOCKHOLDERS' EQUITY (DEFICIT)
Capital stock - Authorized 75,000,000 shares of common stock, $0.001 par value, issued and outstanding	28,561	28,561
Additional Paid in Capital	494,019	494,019
Accumulated deficit	(534,430)	(534,073)
TOTAL STOCKHOLDERS' EQUITY/(DEFICIT)	(11,850)	(11,493)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)	$0	$0

The accompanying notes are an integral part of these financial statements

KASHIN, INC
fka ONE CLEAN PLANET, INC.

CONDENSED STATEMENTS OF OPERATIONS
Unaudited

	3 months ended	3 months ended
	July 31, 2021	July 31, 2020
REVENUE

Revenues	$–	$–
Total Revenues	–	–

EXPENSES

Office and general	357	357
Professional Fees	–	–
Total Expenses, before provision of income taxes	357	357

Provision for income taxes	–	–

NET LOSS	$(357)	$(357)

BASIC AND DILUTED LOSS PER COMMON SHARE	$–	$–

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	28,560,745	28,560,745

The accompanying notes are an integral part of these financial statements

All share and per share information has been retrospectively restated to reflect the 35:1 reverse split

KASHIN, INC

CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
Unaudited

	Common Stock		Additional Paid-in	Share Subscriptions	Accumulated
	Shares	Amount	Capital	Receivable	Deficit	Total
Balance, April 30, 2019	28,560,745	$28,561	$478,319	$–	$(631,217)	$(108,637)

Net profit (loss) for the period ended April 30, 2020	–	–	–	–	(1,428)	(1,428)

Balance, April 30, 2020	28,560,745	$28,561	$478,319	$–	$(632,645)	$(110,065)

Net profit (loss) for the period ended July 31, 2020	–	–	–	–	(357)	(357)

Balance, July 31, 2020	28,560,745	$28,561	$478,319	$–	$(633,002)	$(110,422)

Net profit (loss) for the period ended October 31, 2020	–	–	–	–	(357)	(357)

Balance, October 31, 2020	28,560,745	$28,561	$478,319	$–	$(633,359)	$(110,779)

Net profit (loss) for the period ended January 31, 2021	–	–	–	–	(357)	(357)

Balance, January 31, 2021	28,560,745	$28,561	$478,319	$–	$(633,716)	$(111,136)

Net profit (loss) for the period ended April 30, 2021	–	–	–	–	99,643	99,643

Balance, April 30, 2021	28,560,745	$28,561	$478,319	$–	$(534,073)	$(11,493)

Net profit (loss) for the period ended July 31, 2021	–	–	–	–	(357)	(357)

Balance, July 31, 2021	28,560,745	$28,561	$478,319	$–	$(534,430)	$(11,850)

The accompanying notes are an integral part of these financial statements

All share and per share information has been retrospectively restated to reflect the 35:1 reverse split

KASHIN, INC
fka ONE CLEAN PLANET, INC.

CONDENSED STATEMENTS OF CASH FLOWS
Unaudited

	3 months	3 months
	ended	ended
	July 31, 2021	July 31, 2020

OPERATING ACTIVITIES
Net loss	$(357)	$(357)
Adjustment to reconcile net loss to net cash used in operating activities:
Stock issued for consulting services	–	–
Expenses paid on company's behalf by related party	–	–
Increase (decrease) in accounts payable	357	357

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	–	–

FINANCING ACTIVITIES
Proceeds from sale of common stock	–	–
Notes Payable	–	–
Loan from Related Party	–	–

NET CASH PROVIDED BY FINANCING ACTIVITIES	–	–

NET INCREASE (DECREASE) IN CASH	–	–

CASH, BEGINNING OF PERIOD	–	–

CASH, END OF PERIOD	$–	$–

Supplemental cash flow & noncash financing activities:
Common stock issued in exchange of payable assignment/settlement	$–	$–

Cash paid for:
Interest	$–	$–
Income taxes	$–	$–

The accompanying notes are an integral part of these financial statements

KASHIN, INC.

NOTES TO THE INTERIM FINANCIAL STATEMENTS
Unaudited

July 31, 2021

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at July 31, 2021, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s April 30, 2021 audited financial statements. The results of operations for the periods ended July 31, 2021 and the same period last year are not necessarily indicative of the operating results for the full years.

The Company changed its name on July 27, 2015 to Kashin, Inc. having received FINRA’s approval.

Since the company has been dormant for over two years, the company now has a Shell status.

NOTE 2 – GOING CONCERN

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company has a working capital deficit of $11,850, an accumulated deficit of $534,430 and net loss from operations since inception of $534,430. The Company does not have a source of revenue sufficient to cover its operation costs giving substantial doubt for it to continue as a going concern. The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan, or merge with an operating company. There can be no assurance that the Company will be successful in either situation in order to continue as a going concern. The Company funded its initial operations by way of issuing Founder’s shares.

The officers and directors have committed to advancing certain operating costs of the Company, including Legal, Audit, Transfer Agency and Edgarizing costs.

NOTE 3 – CAPITAL STOCK

The Company’s capitalization was reduced to 75,000,000 common shares with a par value of $0.001 per share, on July 27, 2015. No preferred shares have been authorized or issued.

As of July 31, 2021, the Company has not granted any stock options and has not recorded any stock-based compensation.

On July 31, 2021, and on July 31, 2020 the Company had 28,560,745 common shares issued and outstanding.

NOTE 4 – RELATED PARTY TRANSACTION

The Company does not have any related party transactions.

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

Results of Operations

The Company has not yet generated any revenue from its operations and has generated no revenues unrelated to its operations. Expenses for the three months ended July 31, 2021, were $357 resulting in a net loss of $357 as compared to expenses for the three months ended July 31, 2020 of $357 resulting in a net loss of $357. The net loss of $357 for the three months ended July 31, 2021 is a result of Revenues of $Nil, Office and general expenses of $357 consisting primarily of transfer agent fees and Professional Fees of $nil as compared to the net loss of $357 for the three months ended July 31, 2020 resulting from Office and general expenses of $357 and Professional Fees of $Nil.

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

For the period ended July 31, 2021 and July 31, 2020, the Company had cash of Nil. Accounts payable and accrued liabilities for the period ended July 31, 2021 were $11,850. The funds available to the Company will not be sufficient to fund the planned operations of the Company and maintain a reporting status.

As of July 31, 2021 and April 30, 2021, the Company has received $NIL in loans and payment of expenses from a related party. As of July 31, 2021 and April 30, 2021, a second related party has paid expenses of $NIL respectively, on behalf of the Company.

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

In connection with this quarterly report, as required by Rule 15d-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's principal executive officer and principal financial officer. Based upon that evaluation, our company's principal executive officer and principal financial officer concluded that subject to the inherent limitations noted in this Part II, Item 9A(T) as of July 31, 2021, our disclosure controls and procedures were not effective due to the existence of material weaknesses in our internal controls over financial reporting.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the quarter ended July 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

None

Item 5. Other Information.

(a)     None

Item 6. Exhibits.

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer *

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer **

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted in IXBRL, and included in exhibit 101).

__________

* Included in Exhibit 31.1

** Included in Exhibit 32.1

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Kashin, Inc. (Registrant)

Date: January 3, 2022	By:	/s/ Carl Maybin
Carl Maybin
President and Director Principal and Executive Officer Principal Financial Officer Principal Accounting Officer

