Form 10-Q
period 2022-01-31
Kashin, Inc.
filed 2022-03-23
CIK 1467845

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2022

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

As of March 12, 2022, the Company had 28,560,745 common shares issued and outstanding.

2

KASHIN, INC

CONDENSED FINANCIAL STATEMENTS

January 31, 2022

Unaudited

CONDENSED BALANCE SHEETS	4

CONDENSED STATEMENTS OF OPERATIONS	5

CONDENSED STATEMENTS OF CASH FLOWS	6

NOTES TO UNAUDITED CONDENSED INTERIM AUDITED FINANCIAL STATEMENTS	7

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

KASHIN, INC

CONDENSED BALANCE SHEETS

Unaudited

	January 31, 2022	April 30, 2021

ASSETS

CURRENT ASSETS
Cash	$0	$0
TOTAL CURRENT ASSETS	$0	$0

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$119	$11,493
Accounts payable - related party	0	0
Notes Payable	24,101	0
TOTAL CURRENT LIABILITIES	$24,220	$11,493

STOCKHOLDERS' EQUITY (DEFICIT)
Capital stock - Authorized 75,000,000 shares of common stock, $0.001 par value, issued and outstanding 25,680,745	28,561	28,561
Additional Paid in Capital	494,019	494,019
Accumulated deficit	(546,800)	(534,073)
TOTAL STOCKHOLDERS' EQUITY/(DEFICIT)	(24,220)	(11,493)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)	$0	$0

The accompanying notes are an integral part of these financial statements

KASHIN, INC

fka ONE CLEAN PLANET, INC.

CONDENSED STATEMENTS OF OPERATIONS

Unaudited

	3 months ended	3 months ended	9 months ended	9 months ended
	January 31, 2022	January 31, 2021	January 31, 2022	January 31, 2021
REVENUE

Revenues	$–	$–	$–	$–
Total Revenues	–	–	–	–

EXPENSES
Business Licenses & Permits	3,641		3,641
Office and general	357	357	1,071	1,071
Professional Fees	960	–	12,960	–
Payable Forgiveness	(4,945)	–	(4,945)	–
Total Expenses, before provision of income taxes	13	357	12,727	1,071

Provision for income taxes	–	–	–	–

NET LOSS	$(13)	$(357)	$(12,727)	$(1,071)

BASIC AND DILUTED LOSS PER COMMON SHARE	$–	$–	$–	$–

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	28,560,745	28,560,745	28,560,745	28,560,745

The accompanying notes are an integral part of these financial statements

All share and per share information has been retrospectively restated to reflect the 35:1 reverse split

KASHIN, INC

fka ONE CLEAN PLANET, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

Unaudited

	Common Stock		Additional Paid-in	Share Subscriptions	Accumulated
	Shares	Amount	Capital	Receivable	Deficit	Total

Balance, April 30, 2020	28,560,745	$28,561	$478,319	$–	$(632,645)	$(110,065)

Net profit (loss) for the period ended July 31, 2020	–	–	–	–	(357)	(357)

Balance, July 31, 2020	28,560,745	$28,561	$478,319	$–	$(633,002)	$(110,422)

Net profit (loss) for the period ended October 31, 2020	–	–	–	–	(357)	(357)

Balance, October 31, 2020	28,560,745	$28,561	$478,319	$–	$(633,359)	$(110,779)

Net profit (loss) for the period ended January 31, 2021	–	–	–	–	(357)	(357)

Balance, January 31, 2021	28,560,745	$28,561	$478,319	$–	$(633,716)	$(111,136)

Net profit (loss) for the period ended April 30, 2021	–	–	15,700	–	99,643	99,643

Balance, April 30, 2021	28,560,745	$28,561	$494,019	$–	$(534,073)	$(11,493)

Net profit (loss) for the period ended July 31, 2021	–	–	–	–	(357)	(357)

Balance, July 31, 2021	28,560,745	$28,561	$494,019	$–	$(534,430)	$(11,850)

Net profit (loss) for the period ended October 31, 2021	–	–	–	–	(12,357)	(12,357)

Balance, October 31, 2021	25,680,745	$28,561	$494,019	$–	$(546,787)	$(24,207)

Net profit (loss) for the period ended January 31, 2022	–	$–	$–	$–	(13)	(13)

Balance, January 31, 2022	25,680,745	$28,561	$494,019	$–	(546,800)	(24,220)

The accompanying notes are an integral part of these financial statements

All share and per share information has been retrospectively restated to reflect the 35:1 reverse split

KASHIN, INC

fka ONE CLEAN PLANET, INC.

CONDENSED STATEMENTS OF CASH FLOWS

Unaudited

	9 months	9 months
	ended	ended
	January 31, 2022	January 31, 2021
OPERATING ACTIVITIES
Net loss	$(12,727)	$(1,071)
Adjustment to reconcile net loss to net cash used in operating activities:
Stock issued for consulting services	–	–
Expenses paid on company's behalf by related party	24,101	–
Increase (decrease) in accounts payable	(11,374)	1,071

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	–	–

FINANCING ACTIVITIES
Proceeds from sale of common stock	–	–
Notes Payable	–	–
Loan from Related Party	–	–

NET CASH PROVIDED BY FINANCING ACTIVITIES	–	–

NET INCREASE (DECREASE) IN CASH	–	–

CASH, BEGINNING OF PERIOD	–	–

CASH, END OF PERIOD	$–	–

Supplemental cash flow & noncash financing activities:
Common stock issued in exchange of payable assignment/settlement	$–	$–

Cash paid for:
Interest	$–	$–
Income taxes	$–	$–

The accompanying notes are an integral part of these financial statements

KASHIN, INC.

NOTES TO THE INTERIM FINANCIAL STATEMENTS

Unaudited

January 31, 2022

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at October 31, 2021, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s April 30, 2021 audited financial statements. The results of operations for the periods ended January 31, 2022 and the same period last year are not necessarily indicative of the operating results for the full years.

The Company changed its name on July 27, 2015 to Kashin, Inc. having received FINRA’s approval.

Since the company has been dormant for over two years, the company now has a Shell status.

NOTE 2 – GOING CONCERN

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company has a working capital deficit of $24,220, an accumulated deficit of $546,800 and net loss from operations since inception of $546,800. The Company does not have a source of revenue sufficient to cover its operation costs giving substantial doubt for it to continue as a going concern. The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan, or merge with an operating company. There can be no assurance that the Company will be successful in either situation in order to continue as a going concern. The Company funded its initial operations by way of issuing Founder’s shares.

The officers and directors have committed to advancing certain operating costs of the Company, including Legal, Audit, Transfer Agency and Edgarizing costs.

NOTE 3 – CAPITAL STOCK

The Company’s capitalization was reduced to 75,000,000 common shares with a par value of $0.001 per share, on July 27, 2015. No preferred shares have been authorized or issued.

As of January 31, 2022, the Company has not granted any stock options and has not recorded any stock-based compensation.

On January 31, 2022, and on January 31, 2021 the Company had 28,560,745 common shares issued and outstanding.

NOTE 4 – RELATED PARTY TRANSACTIONS

The Company does not have any related party transactions

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

Results of Operations

The Company has not yet generated any revenue from its operations and has generated no revenues unrelated to its operations. Expenses for the three months ended January 31, 2022, were $13 resulting in a net loss of $13 as compared to expenses for the three months ended January 31, 2021 of $357 resulting in a net loss of $357. The net loss of $13 for the three months ended January 31, 2022 is a result of Revenues of $Nil, Office and general expenses of $357 consisting primarily of transfer agent fees, business and license expenses of $3,641 and Professional Fees of $960 along with a Debt Forgiveness of $4,945 as compared to the net loss of $357 for the three months ended January 31, 2021 resulting from Office and general expenses of $357 and Professional Fees of $Nil.

The Company has not yet generated any revenue from its operations and has generated no revenues unrelated to its operations. Expenses for the nine months ended January 31, 2022, were $12,727 resulting in a net loss of $12,727 as compared to expenses for the nine months ended January 31, 2021 of $1,071 resulting in a net loss of $1,071. The net loss of $12,727 for the nine months ended January 31, 2022 is a result of Revenues of $Nil, Office and general expenses of $1,071 consisting primarily of transfer agent fees, business and license expenses of $3,641 and Professional Fees of $12,960; along with a Debt Forgiveness of $4,945 as compared to the net loss of $1,071 for the nine months ended January 31, 2021 resulting from Office and general expenses of $1,071 and Professional Fees of $Nil.

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

For the period ended January 31, 2022 and January 31, 2021, the Company had cash of Nil. Accounts payable and accrued liabilities for the period ended January 31, 2022 were $12,220. The funds available to the Company will not be sufficient to fund the planned operations of the Company and maintain a reporting status.

As of January 31, 2022 and April 30, 2021, the Company has received $NIL in loans and payment of expenses from a related party. As of January 31, 2022 and April 30, 2021, a second related party has paid expenses of $24,101 and NIL respectively, on behalf of the Company.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the quarter ended January 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

None

Item 5. Other Information.

(a)     None

Item 6. Exhibits.

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer *

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer **

101	Inline XBRL Interactive Data Files

104	Cover Page Interactive Data File (formatted in IXBRL, and included in exhibit 101).

__________

* Included in Exhibit 31.1

** Included in Exhibit 32.1

12

+

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Kashin, Inc. (Registrant)

Date: March 23, 2022	By:	/s/ Carl Maybin
Carl Maybin
President and Director Principal and Executive Officer Principal Financial Officer Principal Accounting Officer

