Form 10-K
period 2022-04-30
Kashin, Inc.
filed 2022-12-15
CIK 1467845

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2022

333-161240

Commission file number

Kashin, Inc.
( Exact name of registrant as specified in its charter)

Nevada	26-4711535
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

112 North Curry Street, Carson City, NV	89703-4934
(Address of principal executive offices)	(Zip Code)

(626) 429-2780

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Common

Title of each class

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes  ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes   ☒ No

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. As of December 15, 2022, the aggregate value of voting and non-voting common equity held by non-affiliates was approximately $149,995.

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the Registrant's Common Stock as December 15, 2022 was 10,014,737 shares of common stock, $0.001 par value, issued and outstanding.

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

All references in this Form 10-K to the “Company”, “Kashin”, “we”, “us,” or “our” are to Kashin, Inc.

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

BUSINESS OF KASHIN

Overview

Kashin, Inc. fka One Clean Planet , Singular Chef, Inc. ("the Company", “our” or "we") was incorporated in the State of Nevada as a for-profit company on April 09, 2009. We have not had any significant development of our business nor have we received any revenue. Due to the lack of results in our attempt to implement our original business plan, management determined it was in the best interests of the shareholders to look for other potential business opportunities that might be available to the Company.

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

Item 4. Mine Safety Disclosures.

N/A

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

As of April 30, 2022, the Company has issued a total of 28,560,745 shares. The Company has not paid cash dividends and has no outstanding options as of April 30, 2022.

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

Our auditor’s report on our April 30, 2022 financial statements expresses an opinion that substantial doubt exists as to whether we can continue as an ongoing business. Since our officer and director may be unwilling or unable to loan or advance us additional capital, we believe that if we do not raise additional capital over the next 12 months, we may be required to suspend or cease the implementation of our business plans. See “April 30, 2022 Audited Financial Statements - Auditors Report.”

As of April 30, 2022, Kashin had $0 cash on hand. Management believes this amount will not satisfy our cash requirements for the next twelve months or until such time that additional proceeds are raised. We plan to satisfy our future cash requirements - primarily the working capital required for the development of our course guides and marketing campaign and to offset legal and accounting fees - by additional equity financing. This will likely be in the form of private placements of common stock.

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

As of April 30, 2022 the Company has not generated any revenue. We incurred operating expenses in the amount of $0 in the fiscal year ended April 30, 2022 as compared to $0 at April 30, 2021 due to the company becoming dormant for the past two years.

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

Item 8. Financial Statements and Supplementary Data.

KASHIN, INC.

FINANCIAL STATEMENTS

April 30, 2022

Audited

Report of Independent Registered Public Accounting Firm To the shareholders and the board of directors of Kashin, Inc

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Kashin, Inc. as of April 30, 2022, the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements").

In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2022, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States. The financial statement of Kashin, Inc. As of April 30, 2021, were audited by other auditors whose report dated December 1, 2021, expressed an unqualify opinion on those statement.

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

/s/ Olayinka Oyebola and Co

Olayinka Oyebola and Co

We have served as the Company's auditor since October 2022

Lagos Nigeria

December 5, 2022

KASHIN, INC.

BALANCE SHEETS

Audited

	April 30, 2022	April 30, 2021

ASSETS

CURRENT ASSETS
Cash	$–	$–

TOTAL CURRENT ASSETS	$–	$–

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$4,876	$11,493
Other payables	28,501	–
Notes Payable	–	–
TOTAL CURRENT LIABILITIES	33,377	11,493

STOCKHOLDERS' EQUITY (DEFICIT)
Capital stock, Authorized 75,000,000 shares of common stock, $0.001 par value, 28,560,745 shares issued and outstanding	28,561	28,561
Additional paid-in capital	494,019	494,019
Accumulated deficit	(555,957)	(534,073)
TOTAL STOCKHOLDERS' EQUITY/(DEFICIT)	(33,377)	(11,493)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)	$–	$–

The accompanying notes are an integral part of these financial statements

KASHIN, INC.

STATEMENTS OF OPERATIONS

Audited

	Year	Year
	ended	ended
	April 30, 2022	April 30, 2021
REVENUE

Revenues	$–	$–
Total Revenues	–	–

EXPENSES
General and Administrative expense	5,719	–
Professional fees	21,110	1,428
Total Expenses, before provision of income taxes	26,829	1,428

OTHER INCOME
Payable forgiveness/written off debt	4,945	100,000

Provision for income taxes	–	–

NET INCOME /(LOSS)	$(21,884)	$98,572

BASIC AND DILUTED LOSS PER COMMON SHARE	$–	$–

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	28,560,745	28,560,745

The accompanying notes are an integral part of these financial statements

KASHIN, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

As at April 30, 2022

Audited

	Common Stock		Additional	Share
	Number of		Paid-in	Subscriptions	Accumulated
	Shares	Amount	Capital	Receivable	Deficit	Total
Balance, April 30, 2020	28,560,745	$28,561	$494,019	$–	$(632,645)	$(108,637)

Net profit for the year ended April 30, 2021	–	–	–	–	98,572	98,572

Balance, April 30, 2021	28,560,745	$28,561	$494,019	$–	$(534,073)	$(11,493)

Net profit for the year ended April 30, 2022	–	–	–	–	(21,884)	(21,884)

Balance, April 30, 2022	28,560,745	$28,561	$494,019	$–	$(555,957)	$(33,377)

The accompanying notes are an integral part of these financial statements

KASHIN, INC.

STATEMENTS OF CASH FLOWS

Audited

	Year	Year
	ended	ended
	April 30, 2022	April 30, 2021

OPERATING ACTIVITIES
Net loss	$(21,884)	$98,572
Adjustment to reconcile net loss to net cash used in operating activities:
Accounts Payable	21,884	1,428
Notes Payable	–	(100,000)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	–	–

FINANCING ACTIVITIES
Proceeds from sale of common stock	–	–
Loan from related party	–	–

NET CASH PROVIDED BY FINANCING ACTIVITIES	$–	$–

NET INCREASE (DECREASE) IN CASH	$–	$–

CASH, BEGINNING OF PERIOD	$–	$–

CASH, END OF PERIOD	$–	$–

Supplemental cash flow & noncash financing activities:
Cash paid for:
Interest	$–	$–
Income taxes	$–	$–

The accompanying notes are an integral part of these financial statements

KASHIN, INC.

NOTES TO THE AUDITED FINANCIAL STATEMENTS

April 30, 2022

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

Advertising

Advertising costs are expensed as incurred. As of April 30, 2022 and 2021, no advertising costs have been incurred.

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

NOTE 3 – GOING CONCERN

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company has a working capital deficit of $33,377, an accumulated deficit of $555,957 and net loss from operations of $21,884. The Company does not have a source of revenue sufficient to cover its operation costs giving substantial doubt for it to continue as a going concern. The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan, or merge with an operating company. There can be no assurance that the Company will be successful in either situation in order to continue as a going concern. The Company funded its initial operations by way of issuing Founder’s shares. The officers and directors have committed to advancing certain operating costs of the Company, including Legal, Audit, Transfer Agency and Edgarizing costs.

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

As of April 30, 2022, the Company has not granted any stock options and has not recorded any stock-based compensation.

On April 30, 2021, and on April 30, 2021 the Company had 28,560,745 common shares issued and outstanding.

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

The components of the Company’s deferred tax asset and reconciliation of income taxes computed at the statutory rate to the income tax amount recorded as of April 30, 2022, and 2021 are as follows:

	April 30, 2022	April 30, 2021
Net operating loss carry forward
Effective Tax rate	35%	35%
Deferred Tax Assets
Less: Valuation Allowance	–	–
Net deferred tax asset	$–	$–

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

Name	Age	Position(s)
Carl Maybin	63	Chief Executive Officer, Director

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Title of Class	Name and Address of Beneficial Owner [1]	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	601 JULLIAN LLC 1153 BERGEN PKWY # 165 EVERGREEN CO 80439-9501	7,200,000	25.209%

Common Stock	CARL MAYBIN 300 KUULEI RD STE A KAILUA HI 96734-2701	6,750,000	23.634%

Common Stock	Ryan Morgan Hamouth Vitri 33A, Costa del Este Panama City, Panama	5,314,858	18.609%

	All Beneficial Owners as a Group (3 person)	6,048,104	67.452%

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

Item 14. Principal Accounting Fees and Services.

During the fiscal year ended April 30, 2022 we incurred approximately $21,000 in fees to our principal independent accountants for professional services rendered in connection with the audit of financial statements for the fiscal year ended April 30, 2021. For review of our financial statements for the quarters ended October 31, 2021, October 31, 2021, and January 31, 2022, we incurred approximately $1400 in fees to our principal independent accountants for professional services.

During the fiscal year ended April 30, 2021 we incurred approximately $0 in fees to our principal independent accountants for professional services rendered in connection with the audit of financial statements for the fiscal year ended April 30, 2021. For review of our financial statements for the quarters ended October 31, 2020, October 31, 2020 and January 31, 2021, we incurred approximately $0 in fees to our principal independent accountants for professional services.

During the fiscal year ended April 30, 2022, we did not incur any other fees for professional services rendered by our principal independent accountants for all other non-audit services which may include, but not limited to, tax related services, actuarial services or valuation services.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

3.1	Articles of Incorporation of Kashin, Inc. fka Singular Chef, Inc. (incorporated by reference from our Registration Statement on Form S-1 filed on August 11, 2009)
3.2	Bylaws of Kashin, Inc. fka Singular Chef, Inc. (incorporated by reference from our Registration Statement on Form S-1 filed on August 11, 2009)
31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer
31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer *
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer **
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

_______

* Included in Exhibit 31.1

** Included in Exhibit 32.1

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Kashin, Inc. (Registrant)

Date: December 15, 2022	By	/s/ Carl Maybin
Carl Maybin
President and Director Principal and Executive Officer Principal Financial Officer Principal Accounting Officer

