Form 10-Q/A
period 2022-07-31
Kashin, Inc.
filed 2023-06-20
CIK 1467845

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

As of June 17, 2023, the Company had 53,560,745 common shares issued and outstanding.

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q is being filed due to the issuance of additional shares to Carl Maybin during the first quarter that were note forwarded to the accounting department for recordation thus having to amend all the reports to current.

2

KASHIN, INC

CONDENSED FINANCIAL STATEMENTS

July 31, 2022

Unaudited

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

KASHIN, INC

CONDENSED BALANCE SHEETS

Unaudited

	July 31, 2022	April 30, 2022

ASSETS

CURRENT ASSETS
Cash	$0	$0
TOTAL CURRENT ASSETS	$0	$0

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$5,233	$4,876
Other Payables	30,351	28,501
Notes Payable	0	0
TOTAL CURRENT LIABILITIES	$35,584	$33,377

STOCKHOLDERS' EQUITY (DEFICIT)
Capital stock – Authorized 75,000,000 shares of common stock, $0.001 par value, issued and outstanding	53,561	28,561
Additional Paid in Capital	494,019	494,019
Accumulated deficit	(583,164)	(555,957)
TOTAL STOCKHOLDERS' EQUITY/(DEFICIT)	(35,584)	(33,377)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)	$0	$0

The accompanying notes are an integral part of these financial statements

KASHIN, INC

fka ONE CLEAN PLANET, INC.

CONDENSED STATEMENTS OF OPERATIONS

Unaudited

	3 months ended	3 months ended
	July 31, 2022	July 31, 2021
REVENUE

Revenues	$–	$–
Total Revenues	–	–

EXPENSES

Office and general	27,207	357
Professional Fees	–	–
Total Expenses, before provision of income taxes	27,207	357

Provision for income taxes	–	–

NET LOSS	$(27,207)	$(357)

BASIC AND DILUTED LOSS PER COMMON SHARE	$–	$–

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	53,560,745	28,560,745

The accompanying notes are an integral part of these financial statements

All share and per share information has been retrospectively restated to reflect the 35:1 reverse split

KASHIN, INC

fka ONE CLEAN PLANET, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

Unaudited

	Common Stock		Additional Paid-in	Share Subscriptions	Accumulated
	Shares	Amount	Capital	Receivable	Deficit	Total

Balance, April 30, 2021	28,560,745	$28,561	$494,019	$–	$(534,073)	$(11,493)

Net profit (loss) for the period ended July 31, 2021	–	–	–	–	(357)	(357)

Balance, July 31, 2021	28,560,745	$28,561	$494,019	$–	$(534,430)	$(11,850)

Net profit (loss) for the period ended October 31, 2021	–	–	–	–	(12,357)	(12,357)

Balance, October 31, 2021	25,680,745	$28,561	$494,019	$–	$(546,787)	$(24,207)

Net profit (loss) for the period ended January 31, 2022	–	–	–	–	(13)	(13)

Balance, January 31, 2022	25,680,745	$28,561	$494,019	$–	$(546,800)	$(24,207)

Net profit for the year ended April 30, 2022	–	–	–	–	(9,157)	(9,157)

Balance, April 30, 2022	28,560,745	$28,561	$494,019	$–	$(555,957)	$(33,377)

Stock issued new	25,000,000	25,000	–	–	–	25,000
Net profit for the year ended July 31, 2022	–	–	–	–	(27,207)	(27,207)

Balance, July 31, 2022	53,560,745	$53,561	$494,019	$–	$(583,164)	$(35,584)

KASHIN, INC

fka ONE CLEAN PLANET, INC.

CONDENSED STATEMENTS OF CASH FLOWS

Unaudited

	3 months	3 months
	ended	ended
	July 31, 2022	July 31, 2021

OPERATING ACTIVITIES
Net loss	$(27,207)	$(357)
Adjustment to reconcile net loss to net cash used in operating activities:
Stock issued for consulting services	–	–
Expenses paid on company's behalf by related party	1,850	–
Increase (decrease) in accounts payable	357	357

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(25,000)	–

FINANCING ACTIVITIES
Proceeds from sale of common stock	25,000	–
Notes Payable	–	–
Loan from Related Party	–	–

NET CASH PROVIDED BY FINANCING ACTIVITIES	25,000	–

NET INCREASE (DECREASE) IN CASH	–	–

CASH, BEGINNING OF PERIOD	–	–

CASH, END OF PERIOD	$–	$–

Supplemental cash flow & noncash financing activities:
Common stock issued in exchange of payable assignment/settlement	$–	$–

Cash paid for:
Interest	$–	$–
Income taxes	$–	$–

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

NOTE 2 – GOING CONCERN

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company has a working capital deficit of $35,584, an accumulated deficit of $583,164 and net loss from operations since inception of $583,164. The Company does not have a source of revenue sufficient to cover its operation costs giving substantial doubt for it to continue as a going concern. The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan, or merge with an operating company. There can be no assurance that the Company will be successful in either situation in order to continue as a going concern. The Company funded its initial operations by way of issuing Founder’s shares.

The officers and directors have committed to advancing certain operating costs of the Company, including Legal, Audit, Transfer Agency and Edgarizing costs.

NOTE 3 – CAPITAL STOCK

The Company’s capitalization was reduced to 75,000,000 common shares with a par value of $0.001 per share, on July 27, 2015. No preferred shares have been authorized or issued.

As of July 31, 2022, the Company has not granted any stock options and has recorded 25,000,000 stock-based compensation.

On July 31, 2022, the Company had 53,560,745 common shares issued and outstanding and on April 30, 2022 the Company had 28,560,745 common shares issued and outstanding.

NOTE 4 – RELATED PARTY TRANSACTIONS

The Company does not have any related party transactions

NOTE 5 – RECENT ACCOUNTING PRONOUNCEMENTS

The company has evaluated all the recent accounting pronouncements and believes that none of them will have a material effect on the company’s financial statement.

NOTE 6 – SUBSEQUENT EVENTS

On May 6th Carl Maybin resigned as Officer and Director of KUSA and appointed Caren Currier as President and Director. Along with his resignation, Carl Maybin acknowledged that he is no longer owed any past compensation and forever cancels any and all indebtedness in both principal and interest.

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

Results of Operations

The Company has not yet generated any revenue from its operations and has generated no revenues unrelated to its operations. Expenses for the three months ended July 31, 2022, were $27,207 resulting in a net loss of $27,207 as compared to expenses for the three months ended July 31, 2021 of $357 resulting in a net loss of $357. The net loss of $27,207 for the three months ended July 31, 2022 is a result of Revenues of $Nil, Office and general expenses of $357 consisting primarily of transfer agent fees and Professional Fees of $nil as compared to the net loss of $357 for the three months ended July 31, 2021 resulting from Office and general expenses of $357 and Professional Fees of $25,000.

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

Kashin, Inc. (Registrant)

Date: June 20, 2023	By:	/s/ Caren Currier
Caren Currier
President and Director Principal and Executive Officer Principal Financial Officer Principal Accounting Officer

13