Form 10-K
period 2023-04-30
Kashin, Inc.
filed 2023-08-28
CIK 1467845

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2023

☐        TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. As of June 17, 2023, the aggregate value of voting and non-voting common equity held by non-affiliates was approximately $53,561.

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the Registrant's Common Stock as June 17, 2023 was 53,560,745 shares of common stock, $0.001 par value, issued and outstanding.

i

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K of Kashin, Inc., a Nevada corporation, contains “forward-looking statements,” as defined in the United States Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “could”, “expects”, “plans”, “intends”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of such terms and other comparable terminology. These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, competition, expected activities and expenditures as we pursue our business plan, and the adequacy of our available cash resources. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Actual results may differ materially from the predictions discussed in these forward-looking statements. The economic environment within which we operate could materially affect our actual results. Additional factors that could materially affect these forward-looking statements and/or predictions include, among other things: the volatility of the world’s economy, accidents and other risks associated with the development of operations, the risk that the Company will encounter unanticipated technology factors, the Company’s need for and ability to obtain additional financing, the exercise of the approximately 59.278% control of the Company’s voting securities held by Carl Maybin, other factors over which we have little or no control; and other factors discussed in the Company’s filings with the Securities and Exchange Commission (“SEC”).

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

Plan of Operation

Over the next twelve months, the Company will be focusing on the implementation of obtaining new avenues of revenue with Kashin, Inc. / Kashin USA, Inc. At this time, we are currently seeking new revenue sources even with the addition of Business with Friends.

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

April 30, 2021, Kashin has been a dormant company since 2014 and was considered a Shell Company.

On January 20, 2023 Kashin Inc. acquired Business with Friends, Inc. a Texas Corporation.

Sales, Marketing, and Distribution

On January 20, 2023 Kashin Inc. acquired Business with Friends, Inc. a Texas Corporation.

Intellectual Property

Trademarks and Trade Secrets

None

Management believes that if additional subsequent private placements are successful, we will generate sales revenue within the following twelve months thereof. However, additional equity financing may not be available to us on acceptable terms or at all, and thus we could fail to satisfy our future cash requirements.

If Business with Friends, Inc. is unsuccessful in raising the additional proceeds through a private placement offering it will then have to seek additional funds through debt financing, which would be very difficult for a new development stage company to secure. Therefore, the company is highly dependent upon the success of the anticipated private placement offering described herein and failure thereof would result in One Clean Planet having to seek capital from other resources such as debt financing, which may not even be available to the company. However, if such financing were available, because One Clean Planet is a development stage company with no operations to date, it would likely have to pay additional costs associated with high risk loans and be subject to an above market interest rate. At such time these funds are required, management would evaluate the terms of such debt financing and determine whether the business could sustain operations and growth and manage the debt load. If One Clean Planet cannot raise additional proceeds via a private placement of its common stock or secure debt financing, it would be required to cease business operations. As a result, investors in One Clean Planet’s common stock would lose all of their investment.

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

Item 4. Mine Safety Disclosures.

N/A

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

As of April 30, 2023, the Company has issued a total of 53,560,745 shares. The Company has not paid cash dividends and has no outstanding options as of April 30, 2023.

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

Our auditor’s report on our April 30, 2023 financial statements expresses an opinion that substantial doubt exists as to whether we can continue as an ongoing business. Since our officer and director may be unwilling or unable to loan or advance us additional capital, we believe that if we do not raise additional capital over the next 12 months, we may be required to suspend or cease the implementation of our business plans. See “April 30, 2022 Audited Financial Statements - Auditors Report.”

As of April 30, 2023, Kashin had $0 cash on hand. Management believes this amount will not satisfy our cash requirements for the next twelve months or until such time that additional proceeds are raised. We plan to satisfy our future cash requirements - primarily the working capital required for the development of our course guides and marketing campaign and to offset legal and accounting fees - by additional equity financing. This will likely be in the form of private placements of common stock.

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

As of April 30, 2023 the Company has not generated any revenue. We incurred operating expenses in the amount of $29,129 in the fiscal year ended April 30, 2023 as compared to $21,884 at April 30, 2022 due to the company becoming dormant for the past two years.

As of the date of this Annual Report, the current funds available to the Company will not be sufficient to continue operations. The cost to establish the Company and begin operations was estimated to be approximately $25,000 over the next twelve months and the cost of maintaining our reporting status was estimated to be $25,000 over this same period.

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

April 30, 2023

Audited

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Kashin, Inc

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Kashin, Inc. as of April 30, 2023 and 2022, the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements").

In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2023, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

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

/s/ Olayinka Oyebola and Co

Olayinka Oyebola and Co

We have served as the Company's auditor since October 2022

Lagos Nigeria

August 25, 2023

KASHIN, INC.

BALANCE SHEETS

Audited

	April 30, 2023	April 30, 2022

ASSETS

CURRENT ASSETS
Cash	$–	$–

TOTAL CURRENT ASSETS	$–	$–

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$1,904	$4,876
Other payables	41,493	28,501
Notes Payable	–	–
TOTAL CURRENT LIABILITIES	43,398	33,377

STOCKHOLDERS' EQUITY (DEFICIT)
Capital stock, Authorized 75,000,000 shares of common stock, $0.001 par value, 53,560,745 shares issued and outstanding as of April 30, 2023 and 28,560,745 shares issued and outstanding as of April 30, 2022	53,561	28,561
Additional paid-in capital	494,019	494,019
Accumulated deficit	(590,978)	(555,957)
TOTAL STOCKHOLDERS' EQUITY/(DEFICIT)	(43,398)	(33,377)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)	$–	$–

The accompanying notes are an integral part of these financial statements

KASHIN, INC.

STATEMENTS OF OPERATIONS

Audited

	Year	Year
	ended	ended
	April 30, 2023	April 30, 2022
REVENUE

Revenues	$–	$–
Total Revenues	–	–

EXPENSES
General and Administrative expense	4,965	5,719
Professional fees	30,375	21,110
Total Expenses, before provision of income taxes	35,340	26,829

OTHER INCOME
Payable forgiveness/written off debt	319	4,945

Provision for income taxes	–	–

NET INCOME /(LOSS)	$(35,021)	$(21,884)

BASIC AND DILUTED LOSS PER COMMON SHARE	$–	$–

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	53,560,745	28,560,745

The accompanying notes are an integral part of these financial statements

KASHIN, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

As at April 30, 2023

Audited

	Common Stock		Additional	Share
	Number of		Paid-in	Subscriptions	Accumulated
	Shares	Amount	Capital	Receivable	Deficit	Total
Balance, April 30, 2020	28,560,745	$28,561	$494,019	$–	$(632,645)	$(108,637)

Net profit for the year ended April 30, 2021	–	–	–	–	98,572	98,572

Balance, April 30, 2021	28,560,745	$28,561	$494,019	$–	$(534,073)	$(11,493)

Net profit for the year ended April 30, 2022	–	–	–	–	(21,884)	(21,884)

Balance, April 30, 2022	28,560,745	$28,561	$494,019	$–	$(555,957)	$(33,377)

Net profit for the year ended April 30, 2023	–	–	–	–	(35,021)	(35,021)
Stock issued new	25,000,000	25,000	–	–	–	25,000

Balance, April 30, 2023	53,560,745	$53,561	$494,019	$–	$(590,978)	$(43,398)

The accompanying notes are an integral part of these financial statements

KASHIN, INC.

STATEMENTS OF CASH FLOWS

Audited

	Year	Year
	ended	ended
	April 30, 2023	April 30, 2022

OPERATING ACTIVITIES
Net loss	$(35,021)	$(21,884)
Adjustment to reconcile net loss to net cash used in operating activities:
Accounts Payable	(2,972)	21,884
Notes Payable	12,993	–

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(25,000)	–

FINANCING ACTIVITIES
Proceeds from sale of common stock	25,000	–
Loan from related party	–	–

NET CASH PROVIDED BY FINANCING ACTIVITIES	$25,000	$–

NET INCREASE (DECREASE) IN CASH	$–	$–

CASH, BEGINNING OF PERIOD	$–	$–

CASH, END OF PERIOD	$–	$–

Supplemental cash flow & noncash financing activities:
Cash paid for:
Interest	$–	$–
Income taxes	$–	$–

The accompanying notes are an integral part of these financial statements

KASHIN, INC.

NOTES TO THE AUDITED FINANCIAL STATEMENTS

April 30, 2023

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

On January 20, 2023 Kashin Inc. acquired Business with Friends, Inc. a Texas Corporation.

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

Advertising

Advertising costs are expensed as incurred. As of April 30, 2023 and 2022, no advertising costs have been incurred.

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

NOTE 3 – GOING CONCERN

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company has a working capital deficit of $43,398, an accumulated deficit of $590,978 and net loss from operations of $35,021. The Company does not have a source of revenue sufficient to cover its operation costs giving substantial doubt for it to continue as a going concern. The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan, or merge with an operating company. There can be no assurance that the Company will be successful in either situation in order to continue as a going concern. The Company funded its initial operations by way of issuing Founder’s shares. The officers and directors have committed to advancing certain operating costs of the Company, including Legal, Audit, Transfer Agency and Edgarizing costs.

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

As of April 30, 2023, the Company has not granted any stock options and has recorded 25,000,000 of stock-based compensation.

On April 30, 2023, the Company had 53,560,745 common shares issued and outstanding and on April 30, 2022 the Company had 28,560,745 common shares issued and outstanding

NOTE 6 – RELATED PARTY TRANSACTIONS

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

The components of the Company’s deferred tax asset and reconciliation of income taxes computed at the statutory rate to the income tax amount recorded as of April 30, 2023, and 2022 are as follows:

	April 30, 2023	April 30, 2022
Net operating loss carry forward
Effective Tax rate	35%	35%
Deferred Tax Assets
Less: Valuation Allowance	–	–
Net deferred tax asset	$–	$–

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

Kashin, Inc. (Registrant)

Date: August 28, 2023	By	/s/ Carl Maybin
Carl Maybin
President and Director Principal and Executive Officer Principal Financial Officer Principal Accounting Officer

