Form 10-Q
period 2023-10-31
Kashin, Inc.
filed 2023-12-04
CIK 1467845

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2023 or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☐ Yes   ☒ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes   ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

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

As of October 31, 2023, the Company had 53,560,745 common shares issued and outstanding.

2

KASHIN, INC

CONDENSED FINANCIAL STATEMENTS

October 31, 2023

Unaudited

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

KASHIN, INC

fka ONE CLEAN PLANET, INC.

CONDENSED BALANCE SHEETS

Unaudited

	October 31, 2023	April 30, 2023

ASSETS

CURRENT ASSETS
Cash	$–	$–
TOTAL CURRENT ASSETS	$–	$–

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$7,037	$1,904
Other Payables	75,965	41,493
Notes Payable	0	0
TOTAL CURRENT LIABILITIES	83,002	43,398

STOCKHOLDERS' EQUITY (DEFICIT)
Capital stock – Authorized 75,000,000 shares of common stock, $0.001 par value, 53,560,745 issued and outstanding	53,561	53,561
Additional Paid in Capital	494,019	494,019
Accumulated deficit	(630,582)	(590,978)
TOTAL STOCKHOLDERS' EQUITY/(DEFICIT)	(83,002)	(43,398)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)	$–	$–

The accompanying notes are an integral part of these financial statements

KASHIN, INC

fka ONE CLEAN PLANET, INC.

CONDENSED STATEMENTS OF OPERATIONS

Unaudited

	3 Months Ended	3 Months Ended	6 Months Ended	6 Months Ended
	October 31, 2023	October 31, 2022	October 31, 2023	October 31, 2022
REVENUE

Revenues	$–	$–	$–	$–
Total Revenues	–	–	–	–

EXPENSES

Office and general	1,774	517	7,804	2,724
Professional Fees	6,800	5,375	31,800	30,375
Total Expenses, before provision of income taxes	8,574	5,892	39,604	33,099

Provision for income taxes	–	–	–	–

NET LOSS	$(8,574)	$(5,892)	$(39,604)	$(33,099)

BASIC AND DILUTED LOSS PER COMMON SHARE	$–	$–	$–	$–

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	53,560,745	53,560,745	53,560,745	53,560,745

The accompanying notes are an integral part of these financial statements

All share and per share information has been retrospectively restated to reflect the 35:1 reverse split

KASHIN, INC

fka ONE CLEAN PLANET, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

Unaudited

	Common Stock		Additional	Share
	Number of		Paid-in	Subscriptions	Accumulated
	Shares	Amount	Capital	Receivable	Deficit	Total

Balance, April 30, 2020	28,560,745	$28,561	$494,019	$–	$(632,645)	$(108,637)

Net profit for the year ended April 30, 2021	–	–	–	–	98,572	98,572

Balance, April 30, 2021	28,560,745	$28,561	$494,019	$–	$(534,073)	$(11,493)

Net profit for the year ended April 30, 2022	–	–	–	–	(21,884)	(21,884)

Balance, April 30, 2022	28,560,745	$28,561	$494,019	$–	$(555,957)	$(33,377)

Net profit for the year ended April 30, 2023	–	–	–	–	(35,021)	(35,021)
Stock issued new	25,000,000	25,000	–	–	–	25,000

Balance, April 30, 2023	53,560,745	$53,561	$494,019	$–	$(590,978)	$(43,398)

Net profit for the three months ended July 31, 2023	–	–	–	–	(31,030)	(31,030)

Balance, July 31, 2023	53,560,745	$53,561	$494,019	$–	$(622,008)	$(74,428)

Net profit for the three months ended October 31, 2023	–	–	–	–	(8,574)	(8,574)

Balance, October 31, 2023	53,560,745	$53,561	$494,019	$–	$(630,582)	$(83,002)

The accompanying notes are an integral part of these financial statements

KASHIN, INC

fka ONE CLEAN PLANET, INC.

CONDENSED STATEMENTS OF CASH FLOWS

Unaudited

	6 months ended	6 months ended
	October 31, 2023	October 31, 2022

OPERATING ACTIVITIES
Net loss	$(39,604)	$(33,099)
Adjustment to reconcile net loss to net cash used in operating activities:
Stock issued for consulting services	–	–
Expenses paid on company's behalf by related party	34,590	7,385
Increase (decrease) in accounts payable	5,014	714

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	–	(25,000)

FINANCING ACTIVITIES
Proceeds from sale of common stock	–	25,000
Notes Payable	–	–
Loan from Related Party	–	–

NET CASH PROVIDED BY FINANCING ACTIVITIES	–	25,000

NET INCREASE (DECREASE) IN CASH	–	–

CASH, BEGINNING OF PERIOD	–	–

CASH, END OF PERIOD	$–	$–

Supplemental cash flow & noncash financing activities:
Common stock issued in exchange of payable assignment/settlement	$–	$–

Cash paid for:
Interest	$–	$–
Income taxes	$–	$–

The accompanying notes are an integral part of these financial statements

KASHIN, INC.

NOTES TO THE INTERIM FINANCIAL STATEMENTS

Unaudited

October 31, 2023

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at October 31, 2023, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s April 30, 2023 audited financial statements. The results of operations for the periods ended October 31, 2023 and the same period last year are not necessarily indicative of the operating results for the full years.

The Company changed its name on July 27, 2015 to Kashin, Inc. having received FINRA’s approval.

Since the company has been dormant for over two years, the company now has a Shell status.

NOTE 2 – GOING CONCERN

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company has a working capital deficit of $78,702, an accumulated deficit of $630,582 and net loss from operations since inception of $630,582. The Company does not have a source of revenue sufficient to cover its operation costs giving substantial doubt for it to continue as a going concern. The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan, or merge with an operating company. There can be no assurance that the Company will be successful in either situation in order to continue as a going concern. The Company funded its initial operations by way of issuing Founder’s shares.

The officers and directors have committed to advancing certain operating costs of the Company, including Legal, Audit, Transfer Agency and Edgarizing costs.

NOTE 3 – CAPITAL STOCK

The Company’s capitalization was reduced to 75,000,000 common shares with a par value of $0.001 per share, on July 27, 2015. No preferred shares have been authorized or issued.

As of October 31, 2023, the Company has not granted any stock options and has recorded $25,000 stock-based compensation.

On October 31, 2023, the Company had 53,560,745 common shares issued and outstanding and on April 30, 2023 the Company had 53,560,745 common shares issued and outstanding.

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

Results of Operations

The Company has not yet generated any revenue from its operations and has generated no revenues unrelated to its operations. Expenses for the three months ended October 31, 2023, were $8,574 resulting in a net loss of $39,604 as compared to expenses for the three months ended October 31, 2022 of $5,892 resulting in a net loss of $5,892. The net loss of $39,604 for the six months ended October 31, 2023 is a result of Revenues of $Nil, Office and general expenses of $8,804 consisting primarily of transfer agent fees and Professional Fees of 31,800 as compared to the net loss of $33,099 for the six months ended October 31, 2022 is a result of Revenues of $Nil, Office and general expenses of $33,099 consisting primarily of transfer agent fees and Professional Fees.

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

For the period ended October 31, 2023 and October 31, 2022, the Company had cash of Nil. Accounts payable and accrued liabilities for the period ended October 31, 2023 were $2,261. The funds available to the Company will not be sufficient to fund the planned operations of the Company and maintain a reporting status.

As of October 31, 2023 and April 30, 2023, the Company has received $NIL in loans and payment of expenses from a related party. As of October 31, 2023 and April 30, 2023, a second related party has paid expenses of $NIL respectively, on behalf of the Company.

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

In connection with this quarterly report, as required by Rule 15d-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's principal executive officer and principal financial officer. Based upon that evaluation, our company's principal executive officer and principal financial officer concluded that subject to the inherent limitations noted in this Part II, Item 9A(T) as of October 31, 2023, our disclosure controls and procedures were not effective due to the existence of material weaknesses in our internal controls over financial reporting.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the quarter ended October 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

12

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Kashin, Inc. (Registrant)

Date: December 4, 2023	By:	/s/ Caren Currier
Caren Currier
President and Director Principal and Executive Officer Principal Financial Officer Principal Accounting Officer

