Form 10-Q
period 2024-01-31
Kashin, Inc.
filed 2024-03-18
CIK 1467845

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2024

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

As of January 31, 2024, the Company had 53,560,745 common shares issued and outstanding.

2

KASHIN, INC.

CONDENSED FINANCIAL STATEMENTS

January 31, 2024

Unaudited

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

KASHIN, INC.

fka ONE CLEAN PLANET, INC.

CONDENSED BALANCE SHEETS

Unaudited

	January 31, 2024	April 30, 2023

ASSETS

CURRENT ASSETS
Cash	$13	$–
TOTAL CURRENT ASSETS	$13	$–

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$19,475	$1,904
Other payables	76,493	41,493
Notes Payable	–	–
TOTAL CURRENT LIABILITIES	$95,968	$43,398

STOCKHOLDERS’ EQUITY (DEFICIT)
Capital stock - Authorized 75,000,000 shares of common stock, $0.001 par value, issued and outstanding 53,560,745	$53,561	$53,561
Additional Paid in Capital	494,303	494,019
Accumulated deficit	(643,819)	(590,978)
TOTAL STOCKHOLDERS’ EQUITY/(DEFICIT)	(95,955)	(43,398)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY/(DEFICIT)	$13	$–

The accompanying notes are an integral part of these financial statements

KASHIN, INC.

fka ONE CLEAN PLANET, INC.

CONDENSED STATEMENTS OF OPERATIONS

Unaudited

	3 months Period ended	3 months Period ended	9 months Period ended	9 months Period ended
	January 31, 2024	January 31, 2023	January 31, 2024	January 31, 2023
REVENUE

Revenues	$7,000	$–	$7,000	$–
Total Revenues	7,000	–	7,000	–

EXPENSES
Business Licenses & Permits	–	–	–	–
Office and general	1,037	457	8,841	3,500
Professional Fees	19,200	–	51,000	30,375
Payable Forgiveness	–	–	–	(319)
Total Expenses, before provision of income taxes	20,237	457	59,841	33,556

Provision for income taxes	–	–	–	–

NET LOSS	$(13,237)	$(457)	$(52,841)	$(33,556)

BASIC AND DILUTED LOSS PER COMMON SHARE	$–	$–	$–	$–

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	53,560,745	53,560,745	53,560,745	53,560,745

The accompanying notes are an integral part of these financial statements

All share and per share information has been retrospectively restated to reflect the 35:1 reverse split

KASHIN, INC.

fka ONE CLEAN PLANET, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

Unaudited

	Common Stock		Additional Paid-in	Share Subscriptions	Accumulated
	Shares	Amount	Capital	Receivable	Deficit	Total

Balance, April 30, 2022	28,560,745	$28,561	$494,019	$–	$(555,957)	$(33,377)

Net profit for the three months ended July 31, 2022	–	–	–	–	(27,207)	(27,207)
Stock issued new	25,000,000	25,000	–	–	–	25,000

Balance, July 31, 2022	53,560,745	$53,561	$494,019	$–	$(583,164)	$(35,584)

Net profit for the three months ended October 31, 2022	–	–	–	–	(5,892)	(5,892)

Balance, October 31, 2022	53,560,745	$53,561	$494,019	$–	$(589,056)	$(41,476)

Net profit for the three months ended January 31, 2023	–	–	–	–	(457)	(457)

Balance, January 31, 2023	53,560,745	$53,561	$494,019	$–	$(589,513)	$(41,933)

Net profit for the three months ended April 30, 2023	–	–	–	–	(1,465)	(1,465)

Balance, April 30, 2023	53,560,745	$53,561	$494,019	$–	$(590,978)	$(43,398)

Net profit for the three months ended July 31, 2023	–	–	–	–	(31,030)	(31,030)

Balance, July 31, 2023	53,560,745	$53,561	$494,019	$–	$(622,008)	$(74,428)

Net profit for the three months ended October 31, 2023	–	–	–	–	(8,574)	(8,574)

Balance, October 31, 2023	53,560,745	$53,561	$494,019	$–	$(630,582)	$(83,002)

Additional paid in capital	–	–	284	–	–	284
Net profit for the three months ended January 31, 2024	–	–	–	–	(13,237)	(13,237)

Balance, January 31, 2024	53,560,745	$53,561	$494,303	$–	$(643,819)	$(95,955)

The accompanying notes are an integral part of these financial statements

All share and per share information has been retrospectively restated to reflect the 35:1 reverse split

KASHIN, INC.

fka ONE CLEAN PLANET, INC.

CONDENSED STATEMENTS OF CASH FLOWS

Unaudited

	9 months period	9 months period
	ended	ended
	January 31, 2024	January 31, 2023
OPERATING ACTIVITIES
Net loss	$(52,841)	$(33,556)
Adjustment to reconcile net loss to net cash used in operating activities:
Stock issued for consulting services	–	–
Expenses paid on company’s behalf by related party	34,999	11,885
Increase (decrease) in accounts payable	17,571	(3,329)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(271)	(25,000)

FINANCING ACTIVITIES
Proceeds from sale of common stock	–	25,000
Notes Payable	–	–
Additional Paid in Capital	284	–

NET CASH PROVIDED BY FINANCING ACTIVITIES	284	25,000

NET INCREASE (DECREASE) IN CASH	13	–

CASH, BEGINNING OF PERIOD	–	–

CASH, END OF PERIOD	$13	$–

Supplemental cash flow & noncash financing activities:
Common stock issued in exchange of payable assignment/settlement	$–	$–

Cash paid for:
Interest	$–	$–
Income taxes	$–	$–

The accompanying notes are an integral part of these financial statements

KASHIN, INC.

NOTES TO THE INTERIM FINANCIAL STATEMENTS

Unaudited

January 31, 2024

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at January 31, 2024, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s April 30, 2023 audited financial statements. The results of operations for the periods ended January 31, 2024 and the same period last year are not necessarily indicative of the operating results for the full years.

The Company changed its name on July 27, 2015 to Kashin, Inc. having received FINRA’s approval.

NOTE 2 – GOING CONCERN

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company has a working capital deficit of $95,955, an accumulated deficit of $643,819 and net loss from operations since inception of $643,819. The Company does not have a source of revenue sufficient to cover its operation costs giving substantial doubt for it to continue as a going concern. The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan, or merge with an operating company. There can be no assurance that the Company will be successful in either situation in order to continue as a going concern. The Company funded its initial operations by way of issuing Founder’s shares.

The officers and directors have committed to advancing certain operating costs of the Company, including Legal, Audit, Transfer Agency and Edgarizing costs.

NOTE 3 – CAPITAL STOCK

The Company’s capitalization was reduced to 75,000,000 common shares with a par value of $0.001 per share, on July 27, 2015. No preferred shares have been authorized or issued.

As of January 31, 2024, the Company has not granted any stock options.

On January 31, 2024, the Company had 53,560,745 common shares issued and outstanding and on April 30, 2023 the Company had 53,560,745 common shares issued and outstanding.

8

NOTE 4 – RELATED PARTY TRANSACTIONS

The Company does not have any related party transactions.

NOTE 5 – RECENT ACCOUNTING PRONOUNCEMENTS

The company has reflected the assets, income, liabilities and expenses of Business With Friends that merged with Kashin in February 2023.

NOTE 6 – SUBSEQUENT EVENTS

None.

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

Overview

On July 27, 2015, the Company approved and effected a name change to Kashin, Inc. Kashin, Inc. fka Singular Chef, Inc. (“the Company”, “our” or “we”) was incorporated in the State of Nevada as a for-profit company on April 09, 2009. The Company is a development stage company that intends to provide specialized step-by-step cooking tutorials through the website we are currently developing for monthly subscribers and on pay-per-view basis.

Results of Operations

The Company has generated $7,000 in revenue from its operations and has generated no revenues unrelated to its operations. Expenses for the three months ended January 31, 2024, were $20,237 resulting in a net loss of $13,237 as compared to expenses for the three months ended January 31, 2023 of $457 resulting in a net loss of $457. The net loss of $13,237 for the three months ended January 31, 2024 is a result of Revenues of $7,000, Office and general expenses of $20,237 consisting primarily of transfer agent fees, business and license expenses of $NIL and Professional Fees of $NIL along with a Debt Forgiveness of $NIL as compared to the net loss of $457 for the three months ended January 31, 2023.

The Company has generated $7,000 in revenue from its operations and has generated no revenues unrelated to its operations. Expenses for the nine months ended January 31, 2024, were $59,841 resulting in a net loss of $52,841 as compared to expenses for the nine months ended January 31, 2023 of $33,556 resulting in a net loss of $33,556. The net loss of $52,841 for the nine months ended January 31, 2024 is a result of Revenues of $7,000, Office and general expenses of $8,841 consisting primarily of transfer agent fees, and Professional Fees of $51,000; as compared to the net loss of $33,556 for the nine months ended January 31, 2023 resulting from Office and general expenses of $33,556.

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

For the period ended January 31, 2024, and January 31, 2023, the Company had cash of $13 and NIL respectively. Accounts payable and accrued liabilities for the period ended January 31, 2024, were $19,475. The funds available to the Company will not be sufficient to fund the planned operations of the Company and maintain a reporting status.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is accumulated and communicated to management including our principal executive officer and principal financial officer as appropriate, to allow timely decisions regarding required disclosure.

In connection with this quarterly report, as required by Rule 15d-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s principal executive officer and principal financial officer. Based upon that evaluation, our company’s principal executive officer and principal financial officer concluded that subject to the inherent limitations noted in this Part II, Item 9A(T) as of October 31, 2021, our disclosure controls and procedures were not effective due to the existence of material weaknesses in our internal controls over financial reporting.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the quarter ended January 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

The company has reflected the assets, income, liabilities and expenses of Business With Friends that merged with Kashin in February 2023.

During the quarter ended January 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Kashin, Inc. (Registrant)

Date: March 18, 2024	By:	/s/ Caren Currier
Caren Currier
President and Director Principal and Executive Officer Principal Financial Officer Principal Accounting Officer

