Form 10-K
period 2024-04-30
Kashin, Inc.
filed 2024-07-31
CIK 1467845

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2024

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. As of October 31, 2023, the aggregate value of voting and non-voting common equity held by non-affiliates was approximately $53,561.

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the Registrant’s Common Stock as of May 1, 2024 was 63,560,745 shares of common stock, $0.001 par value, issued and outstanding.

i

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K of Kashin, Inc., a Nevada corporation, contains “forward-looking statements,” as defined in the United States Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “could”, “expects”, “plans”, “intends”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of such terms and other comparable terminology. These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, competition, expected activities and expenditures as we pursue our business plan, and the adequacy of our available cash resources. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Actual results may differ materially from the predictions discussed in these forward-looking statements. The economic environment within which we operate could materially affect our actual results. Additional factors that could materially affect these forward-looking statements and/or predictions include, among other things: the volatility of the world’s economy, accidents and other risks associated with the development of operations, the risk that the Company will encounter unanticipated technology factors, the Company’s need for and ability to obtain additional financing, the exercise of the approximately 49.952% control of the Company’s voting securities held by Carl Maybin and 15.733 % of the control of company’s voting stock is held by Caren Currier, other factors over which we have little or no control; and other factors discussed in the Company’s filings with the Securities and Exchange Commission (“SEC”).

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

On October 10, 2012 the Board of Directors approved an amendment to effect a forward split of all issued and outstanding shares of common stock, at a ratio of 526.3:1 (the “Forward Stock Split”).

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

We are unable to complete our business plan or marketing efforts because we didn’t have enough money, we ceased our development and/or marketing activities until we raise money. We had no activity from 2015 to the fiscal year of May1, 2023 to April 30, 2024. We are currently bringing our company filings current to allow a reverse merger of a viable corporation to ensure our investors do not lose their entire investment.

Plan of Operation

Over the next twelve months, the Company will be focusing on the implementation of obtaining new avenues of revenue with Kashin, Inc. / Kashin USA, Inc. Currently, we are currently seeking new revenue sources even with the addition of Business with Friends.

BUSINESS OF KASHIN

Overview

Kashin, Inc. fka One Clean Planet, Singular Chef, Inc. (“the Company”, “our” or “we”) was incorporated in the State of Nevada as a for-profit company on April 09, 2009. We have not had any significant development of our business nor have we received any revenue. Due to the lack of results in our attempt to implement our original business plan, management determined it was in the best interests of the shareholders to look for other potential business opportunities that might be available to the Company.

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

None.

Item1C. Cybersecurity.

None.

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

Item 4. Mine Safety Disclosures.

N/A

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

As of April 30, 2024, the Company has issued a total of 63,560,745 shares. The Company has not paid cash dividends and has no outstanding options as of April 30, 2024.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes included elsewhere in this report.

This annual report contains forward looking statements relating to our Company’s future economic performance, plans and objectives of management for future operations, projections of revenue mix and other financial items that are based on the beliefs of, as well as assumptions made by and information currently known to, our management. The words “expects”, “intends”, “believes”, “anticipates”, “may”, “could”, “should” and similar expressions and variations thereof are intended to identify forward-looking statements. The cautionary statements set forth in this section are intended to emphasize that actual results may differ materially from those contained in any forward looking statement.

Our auditor’s report on our April 30, 2024, financial statements expresses an opinion that substantial doubt exists as to whether we can continue as an ongoing business. Since our officer and director may be unwilling or unable to loan or advance us additional capital, we believe that if we do not raise additional capital over the next 12 months, we may be required to suspend or cease the implementation of our business plans. See “April 30, 2024, Audited Financial Statements - Auditors Report.”

As of April 30, 2024, Kashin had $126 cash on hand. Management believes this amount will not satisfy our cash requirements for the next twelve months or until such a time that additional proceeds are raised. We plan to satisfy our future cash requirements - primarily the working capital required for the development of our course guides and marketing campaign and to offset legal and accounting fees - by additional equity financing. This will likely be in the form of private placements of common stock.

Management believes that if subsequent private placements are successful, we will be able to generate sales revenue within the following twelve months thereof. However, additional equity financing may not be available to us on acceptable terms or at all, and thus we could fail to satisfy our future cash requirements.

Kashin, Inc. believes if we do not raise additional proceeds through an extra private placement offering it will then have to seek additional funds through debt financing, which would be highly difficult for a new development stage company to secure. However, if such financing were available, because Kashin, Inc. has not developed any operations to date, it would likely have to pay additional costs associated with high-risk loans and be subject to an above market interest rate. At such a time these funds are required, management would evaluate the terms of such debt financing and determine whether the business could sustain operations and growth and manage the debt load. If Kashin, Inc. cannot raise additional proceeds via a private placement of its common stock or secure debt financing it would be required to cease business operations. As a result, investors in Kashin, Inc.’s common stock would lose all of their investment.

The development and marketing of our services will start over the next 12 months.

As of April 30, 2024 the Company has generated $7,000 in revenue. We incurred operating expenses in the amount of $71,748 in the fiscal year ended April 30, 2024 as compared to $35,339 at April 30, 2023 due to the company coming out of dormancy after the past two years.

As of the date of this Annual Report, the current funds available to the Company will not be sufficient to continue operations. The cost to establish the Company and begin operations was estimated to be approximately $75,000 over the next twelve months and the cost of maintaining our reporting status was estimated to be $75,000 over this same period.

Other than the above described situation the Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 8. Financial Statements and Supplementary Data.

KASHIN, INC.

FINANCIAL STATEMENTS

April 30, 2024

Audited

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Kashin, Inc

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Kashin, Inc. as of April 30, 2024 and 2023, the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”).

In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2024, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations and has a significant accumulated deficit. In addition, the Company continues to experience negative cash flows from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB. We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. Communication of critical audit matters does not alter in any way our opinion on the financial statements taken as a whole and we are not, by communicating the critical audit matters, providing separate opinions on the critical audit matter or on the accounts or disclosures to which they relate we do not have critical audit matter to disclose.

/s/ Olayinka Oyebola

Olayinka Oyebola and Co

We have served as the Company’s auditor since October 2022

Lagos Nigeria

July 27, 2024

KASHIN, INC.

BALANCE SHEETS

Audited

	April 30, 2024	April 30, 2023

ASSETS

CURRENT ASSETS
Cash	$126	$–

TOTAL CURRENT ASSETS	$126	$–

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$19,832	$1,904
Other payables	78,156	41,493
Notes Payable	–	–
TOTAL CURRENT LIABILITIES	97,988	43,398

STOCKHOLDERS’ EQUITY (DEFICIT)
Capital stock, Authorized 75,000,000 shares of common stock, $0.001 par value, 63,560,745 shares issued and outstanding as of April 30, 2024 and 53,560,745 shares issued and outstanding as of April 30, 2023	63,561	53,561
Additional paid-in capital	494,303	494,019
Accumulated deficit	(655,726)	(590,978)
TOTAL STOCKHOLDERS’ EQUITY/(DEFICIT)	(97,862)	(43,398)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY/(DEFICIT)	$126	$–

The accompanying notes are an integral part of these financial statements

KASHIN, INC.

STATEMENTS OF OPERATIONS

Audited

	Year	Year
	ended	ended
	April 30, 2024	April 30, 2023
REVENUE

Revenues	$7,000	$–
Total Revenues	7,000	–

EXPENSES
General and Administrative expense	10,748	4,965
Professional fees	61,000	30,375
Total Expenses, before provision of income taxes	71,748	35,340

OTHER INCOME
Payable forgiveness/written off debt	–	319

Provision for income taxes	–	–

NET INCOME /(LOSS)	$(64,748)	$(35,021)

BASIC AND DILUTED LOSS PER COMMON SHARE	$–	$–

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	63,560,745	53,560,745

The accompanying notes are an integral part of these financial statements

KASHIN, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

As at April 30, 2024

Audited

	Common Stock		Additional	Share
	Number of		Paid-in	Subscriptions	Accumulated
	Shares	Amount	Capital	Receivable	Deficit	Total
Balance, April 30, 2020	28,560,745	$28,561	$494,019	$–	$(632,645)	$(108,637)

Net profit for the year ended April 30, 2021	–	–	–	–	98,572	98,572

Balance, April 30, 2021	28,560,745	$28,561	$494,019	$–	$(534,073)	$(11,493)

Net profit for the year ended April 30, 2022	–	–	–	–	(21,884)	(21,884)

Balance, April 30, 2022	28,560,745	$28,561	$494,019	$–	$(555,957)	$(33,377)

Net profit for the year ended April 30, 2023	–	–	–	–	(35,021)	(35,021)
Stock issued new	25,000,000	25,000	–	–	–	25,000

Balance, April 30, 2023	53,560,745	$53,561	$494,019	$–	$(590,978)	$(43,398)
Additional Paid in Capital	–	–	284	–	–	284
Net profit for the year ended April 30, 2024	–	–	–	–	(64,748)	(64,748)
Stock issued new	10,000,000	10,000	–	–	–	10,000

Balance, April 30, 2024	63,560,745	$63,561	$494,303	$–	$(655,726)	$(97,862)

The accompanying notes are an integral part of these financial statements

KASHIN, INC.

STATEMENTS OF CASH FLOWS

Audited

	Year	Year
	ended	ended
	April 30, 2024	April 30, 2023

OPERATING ACTIVITIES
Net loss	$(64,748)	$(35,021)
Adjustment to reconcile net loss to net cash used in operating activities:
Accounts Payable	17,928	(2,972)
Notes Payable	36,662	12,993

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(10,158)	(25,000)

FINANCING ACTIVITIES
Proceeds from sale of common stock	10,000	25,000
Loan from related party/APIC	284	–

NET CASH PROVIDED BY FINANCING ACTIVITIES	$10,284	$25,000

NET INCREASE (DECREASE) IN CASH	$126	$–

CASH, BEGINNING OF PERIOD	$–	$–

CASH, END OF PERIOD	$126	$–

Supplemental cash flow & noncash financing activities:
Cash paid for:
Interest	$–	$–
Income taxes	$–	$–

The accompanying notes are an integral part of these financial statements

KASHIN, INC.

NOTES TO THE AUDITED FINANCIAL STATEMENTS

April 30, 2024

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

On January 20, 2023 Kashin Inc. acquired Business with Friends, Inc. a Texas Corporation.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

In the opinion of management, the accompanying balance sheets, statements of operations, stockholders’ equity (deficit) and cash flows include all adjustments, consisting only of normal recurring items, for their fair presentation in conformity with accounting principles generally accepted in the United States. These financial statements are presented in United States dollars.

Advertising

Advertising costs are expensed as incurred. As of April 30, 2024, and 2023, no advertising costs have been incurred.

Property

The Company does not own or rent any property. The office space is provided by the president at no charge.

Revenue and Cost Recognition

None

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.

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

NOTE 3 – GOING CONCERN

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company has a working capital deficit of $97,862, an accumulated deficit of $655,726 and net loss from operations of $64,748. The Company does not have a source of revenue sufficient to cover its operation costs, giving substantial doubt for it to continue as a going concern. The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan, or merge with an operating company. There can be no assurance that the Company will be successful in either situation to continue as a going concern. The Company funded its initial operations by way of issuing Founder’s shares. The officers and directors have committed to advancing certain operating costs of the Company, including Legal, Audit, Transfer Agency and Edgarizing costs.

NOTE 4 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company has determined the estimated fair value of financial instruments using available market information and appropriate valuation methodologies. The fair value of financial instruments classified as current assets or liabilities approximate their carrying value due to the short-term maturity of the instruments.

NOTE 5 – CAPITAL STOCK

The Company’s capitalization was reduced to 75,000,000 common shares with a par value of $0.001 per share, on July 27, 2015. On March 28, 2024, there was a Board Resolution to increase the common shares to 500,000,000 shares. No preferred shares have been authorized or issued.

As of April 30, 2024, the Company has not granted any stock options and has recorded 10,000,000 of stock-based compensation equaling $10,000.

On April 30, 2024, the Company had 63,560,745 common shares issued and outstanding and on April 30, 2023 the Company had 53,560,745 common shares issued and outstanding

NOTE 6 – RELATED PARTY TRANSACTIONS

We have any related party transactions of $78,156 due to Caren Currier for operating expenses paid directly.

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

The components of the Company’s deferred tax asset and reconciliation of income taxes computed at the statutory rate to the income tax amount recorded as of April 30, 2024, and 2023 are as follows:

	April 30, 2024	April 30, 2023
Net operating loss carry forward
Effective Tax rate	35%	35%
Deferred Tax Assets
Less: Valuation Allowance	–	–
Net deferred tax asset	$–	$–

The net federal operating loss carry forward will expire between 2033 and 2034. This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

NOTE 8 – SUBSEQUENT EVENTS

Kashin, Inc. has entered an NDA in regard to a company wishing to acquire Kashin, Inc. The request to increase shares was made at the potential company’s request.

On May 6, 2023 Carl Maybin resigned as Officer and Director of KUSA and appointed Caren Currier as President and Director. Along with his resignation, Carl Maybin acknowledged that he is no longer owed any past compensation and forever cancels any and all indebtedness in both principal and interest.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 as amended (the “Exchange Act”), as of the end of the period covered by this  Annual Report on Form 10-K,  the Company’s management evaluated, with the participation of the Company’s principal executive and financial officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act). Disclosure controls and procedures are defined as those controls and other procedures of an issuer that are designed to ensure that the information required to be disclosed by the issuer in the reports it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that Evaluation he concluded that the Registrant’s disclosure controls and procedures are ineffective in gathering, analyzing and disclosing information needed to satisfy the registrant’s disclosure obligations under the Exchange Act. Based upon an evaluation of the effectiveness of disclosure controls and procedures, our Company’s principal executive and principal financial officer has concluded that as of the end of the period covered by this Annual Report on Form 10K our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) are not effective because of the material weaknesses in our disclosure controls and procedures which are identified below. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.”

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

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company’s board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company’s Chief Financial Officer in connection with the review of our financial statements as of April 30, 2015 and communicated to our management.

Management believes that the material weaknesses set forth in items (2), (3) and (4) above did not have an effect on the Company’s financial results. However, management believes that the lack of a functioning audit committee and lack of a majority of outside directors on the Company’s board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures can result in the Company’s determination to its financial statements for the future years.

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

Management believes that the appointment of more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on the Company’s Board. In addition, management believes that preparing and implementing sufficient written policies and checklists will remedy the following material weaknesses (i) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (ii) ineffective controls over period end financial close and reporting processes. Further, management believes that the hiring of additional personnel who have the technical expertise and knowledge will result proper segregation of duties and provide more checks and balances within the department. Additional personnel will also provide the cross training needed to support the Company if personnel turn over issues within the department occur. This coupled with the appointment of additional outside directors will greatly decrease any control and procedure issues the company may encounter in the future.

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

Item 9B. Other Information.

During the year ended April 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our directors serve until their respective successors are elected and qualified. The names, addresses, ages and positions of our present officers and our directors are set forth below:

Name	Age	Position(s)
Caren Currier	60	Chief Executive Officer, Director

Background of Officer and Director

Caren is a native Californian residing in Texas, graduated from Mount San Antonio College with 3.75 GPA in Business Management. Being the business minded person, Caren has owned and operated her consulting business for 20 years and previously worked in the family construction and auto wrecking yard business. She has over 25 years of accounting experience, including serving as the Controller/CFO for the previous management of Zalemark Holding Company. Caren will overlook budget variance analysis, managing cash flow, inventory analysis, and is proficient in taking defunct companies and bringing them current.

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

Item 11. Executive Compensation.

Our current executive officers and directors received 10,000,000 of restricted stock equaling $10,000 of compensation and have not received any restricted shares awards, options or any other payouts.

Officer	Shares Issued	Compensation Value
Caren Currier	10,000,000	$10,000

There is a current employment agreements between the Company and its executive officers. Our executive officers and directors have agreed to work with remuneration of stock until such time as we receive revenues that are sufficiently necessary to provide proper salaries to the officer and compensate the director for participation. Our executive officers and directors have the responsibility of determining the timing of remuneration programs for key personnel based upon such factors as positive cash flow, shares sales, product sales, estimated cash expenditures, accounts receivable, accounts payable, notes payable, and a cash balances. At this time, management cannot accurately estimate when sufficient revenues will occur to implement this compensation, or the exact amount of compensation.

There are no annuity, pension or retirement benefits proposed to be paid to officers, directors or employees of the corporation in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by Company.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	601 JULLIAN LLC 1153 BERGEN PKWY # 165 EVERGREEN CO 80439-9501	7,200,000	11.327%

Common Stock	CARL MAYBIN 300 KUULEI RD STE A KAILUA HI 96734-2701	31,750,000	49.952%

Common Stock	Ryan Morgan Hamouth Vitri 33A, Costa del Este Panama City, Panama	5,314,858	8.362%

Common Stock	Caren Currier 2313 Hollyhill Lane Denton, TX 76205	10,000,000	15.733%

	All Beneficial Owners as a Group (4 persons)	54,264,858	85.374%

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

Kashin, Inc. (Registrant)

Date: July 31, 2024	By	/s/ Caren Currier
Caren Currier
President and Director Principal and Executive Officer Principal Financial Officer Principal Accounting Officer

