Form 10-Q
period 2024-07-31
Kashin, Inc.
filed 2024-09-10
CIK 1467845

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

( Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2024 or

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

As of September 5, 2024, the Company had 68,560,745 common shares issued and outstanding.

2

KASHIN, INC

CONDENSED FINANCIAL STATEMENTS

July 31, 2024

Unaudited

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

KASHIN, INC

CONDENSED BALANCE SHEETS

Unaudited

	July 31, 2024	April 30, 2024

ASSETS

CURRENT ASSETS
Cash	$17	$126
TOTAL CURRENT ASSETS	$17	$126

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$22,877	$19,832
Other Payables	78,361	78,156
Notes Payable	0	0
TOTAL CURRENT LIABILITIES	101,238	97,988

STOCKHOLDERS' EQUITY (DEFICIT)
Capital stock – Authorized 75,000,000 shares of common stock, $0.001 par value, 68,560,745 and 63,560,745 issued and outstanding as of July 31, 2024 and April 30, 2024, respectively	68,561	63,561
Additional Paid in Capital	494,328	494,303
Accumulated deficit	(664,110)	(655,726)
TOTAL STOCKHOLDERS' EQUITY/(DEFICIT)	(101,221)	(97,862)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)	$17	$126

The accompanying notes are an integral part of these financial statements

KASHIN, INC

fka ONE CLEAN PLANET, INC.

CONDENSED STATEMENTS OF OPERATIONS

Unaudited

	3 months ended	3 months ended
	July 31, 2024	July 31, 2023
REVENUE

Revenues	$120,000	$–
Total Revenues	120,000	–

EXPENSES

Office and general	696	6,030
Professional Fees	127,688	25,000
Total Expenses, before provision of income taxes	128,384	31,030

Provision for income taxes	–	–

NET LOSS	$(8,384)	$(31,030)

BASIC AND DILUTED LOSS PER COMMON SHARE	$–	$–

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	68,560,745	53,560,745

The accompanying notes are an integral part of these financial statements

All share and per share information has been retrospectively restated to reflect the 35:1 reverse split

KASHIN, INC

fka ONE CLEAN PLANET, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

Unaudited

	Common Stock		Additional	Share
	Number of		Paid-in	Subscriptions	Accumulated
	Shares	Amount	Capital	Receivable	Deficit	Total
Balance, April 30, 2020	28,560,745	$28,561	$494,019	$–	$(632,645)	$(108,637)

Net profit for the year ended April 30, 2021	–	–	–	–	98,572	98,572

Balance, April 30, 2021	28,560,745	$28,561	$494,019	$–	$(534,073)	$(11,493)

Net profit for the year ended April 30, 2022	–	–	–	–	(21,884)	(21,884)

Balance, April 30, 2022	28,560,745	$28,561	$494,019	$–	$(555,957)	$(33,377)

Net profit for the year ended April 30, 2023	–	–	–	–	(35,021)	(35,021)
Stock issued new	25,000,000	25,000	–	–	–	25,000

Balance, April 30, 2023	53,560,745	$53,561	$494,019	$–	$(590,978)	$(43,398)
Additional Paid in Capital			284			284
Net profit for the year ended April 30, 2024	–	–	–	–	(64,748)	(64,748)
Stock issued new	10,000,000	10,000	–	–	–	10,000

Balance, April 30, 2024	63,560,745	$63,561	$494,303	$–	$(655,726)	$(97,862)
Additional Paid in Capital			25			25
Net profit for July 31, 2024	–	–	–	–	(8,384)	(8,384)
Stock issued new	5,000,000	5,000	–	–	–	5,000

Balance, July 31, 2024	68,560,745	$68,561	$494,328	$–	$(664,110)	$(101,221)

The accompanying notes are an integral part of these financial statements

KASHIN, INC

fka ONE CLEAN PLANET, INC.

CONDENSED STATEMENTS OF CASH FLOWS

Unaudited

	3 months	3 months
	ended	ended
	July 31, 2024	July 31, 2023

OPERATING ACTIVITIES
Net loss	$(8,384)	$(31,030)
Adjustment to reconcile net loss to net cash used in operating activities:
Stock issued for consulting services	–	–
Expenses paid on company's behalf by related party	205	30,673
Increase (decrease) in accounts payable	3,045	357

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(5,134)	–

FINANCING ACTIVITIES
Proceeds from sale of common stock	5,000	–
Notes Payable	–	–
Loan from Related Party	25	–

NET CASH PROVIDED BY FINANCING ACTIVITIES	5,025	–

NET INCREASE (DECREASE) IN CASH	(109)	–

CASH, BEGINNING OF PERIOD	126	–

CASH, END OF PERIOD	$17	$–

Supplemental cash flow & noncash financing activities:
Common stock issued in exchange of payable assignment/settlement	$–	$–

Cash paid for:
Interest	$–	$–
Income taxes	$–	$–

The accompanying notes are an integral part of these financial statements

KASHIN, INC.

NOTES TO THE INTERIM FINANCIAL STATEMENTS

Unaudited

July 31, 2024

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at July 31, 2024, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s April 30, 2024 audited financial statements. The results of operations for the periods ended July 31, 2024 and the same period last year are not necessarily indicative of the operating results for the full years.

The Company changed its name on July 27, 2015 to Kashin, Inc. having received FINRA’s approval.

NOTE 2 – GOING CONCERN

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company has a working capital deficit of $101,220, an accumulated deficit of $664,110 and net loss from operations since inception of $664,110. The Company does not have a source of revenue sufficient to cover its operation costs giving substantial doubt for it to continue as a going concern. The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan, or merge with an operating company. There can be no assurance that the Company will be successful in either situation in order to continue as a going concern. The Company funded its initial operations by way of issuing Founder’s shares.

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

On July 31, 2024, the Company had 68,560,745 common shares issued and outstanding and on April 30, 2024 the Company had 63,560,745 common shares issued and outstanding.

NOTE 4 – RELATED PARTY TRANSACTIONS

The Company owes President, Caren Currier $78,361 for payments made on behalf of the company.

NOTE 5 – RECENT ACCOUNTING PRONOUNCEMENTS

The company has evaluated all the recent accounting pronouncements and believes that none of them will have a material effect on the company’s financial statement.

NOTE 6 – SUBSEQUENT EVENTS

On May 6,2023, Carl Maybin resigned as Officer and Director of KUSA and appointed Caren Currier as President and Director. Along with his resignation, Carl Maybin acknowledged that he is no longer owed any past compensation and forever cancels any and all indebtedness in both principal and interest.

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

Results of Operations

The Company has not yet generated any revenue from its operations and has generated no revenues unrelated to its operations. Expenses for the three months ended July 31, 2024, were $8,384 resulting in a net loss of $8,384 as compared to expenses for the three months ended July 31, 2023 of $31,030 resulting in a net loss of $31,030. The net loss of $31,030 for the three months ended July 31, 2023 is a result of Revenues of $Nil, Office and general expenses of $357 consisting primarily of transfer agent fees and Professional Fees of 30,673 as compared to the net loss of $8,384 for the three months ended July 31, 2024 is a result of Revenues of $Nil, Office and general expenses of $8,384 consisting primarily of transfer agent fees and Professional Fees.

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

For the period ended July 31, 2024 and July 31, 2023, the Company had cash of $17 and Nil respectively. Accounts payable and accrued liabilities for the period ended July 31, 2024 were $22,877. The funds available to the Company will not be sufficient to fund the planned operations of the Company and maintain a reporting status.

As of July 31, 2024 and April 30, 2024, the Company has received $78,361 in loans and payment of expenses from a related party. As of July 31, 2023 and April 30, 2023, a second related party has paid expenses of $72,428 respectively, on behalf of the Company.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the quarter ended July 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

None

Item 5. Other Information.

During the quarter ended July 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Kashin, Inc. (Registrant)

Date: September 10, 2024	By:	/s/ Caren Currier
Caren Currier
President and Director Principal and Executive Officer Principal Financial Officer Principal Accounting Officer

