Form 10-Q
period 2025-01-31
Kashin, Inc.
filed 2025-03-28
CIK 1467845

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

( Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2025, or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☐ Yes   ☒ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☐ Yes   ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of January 31, 2025, the Company had 68,560,745 common shares issued and outstanding.

2

KASHIN, INC.

CONDENSED FINANCIAL STATEMENTS

January 31, 2025

Unaudited

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

KASHIN, INC.

CONDENSED BALANCE SHEETS

Unaudited

	January 31, 2025	April 30, 2024

ASSETS

CURRENT ASSETS
Cash	$–	$126
Investment in Starlife	200,000	–
TOTAL CURRENT ASSETS	$200,000	$126

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$–	$19,832
Other Payables	210,656	78,156
Notes Payable	125,000	–
TOTAL CURRENT LIABILITIES	335,656	97,988

STOCKHOLDERS' EQUITY (DEFICIT)
Capital stock – Authorized 75,000,000 shares of common stock, $0.001 par value, 68,560,745 and 63,560,745 issued and outstanding as of January 31, 2025 and April 30, 2024, respectively	68,561	63,561
Additional Paid in Capital	494,328	494,303
Accumulated deficit	(698,545)	(655,726)
TOTAL STOCKHOLDERS' EQUITY/(DEFICIT)	(135,656)	(97,862)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)	$200,000	$126

The accompanying notes are an integral part of these financial statements

KASHIN, INC.

CONDENSED STATEMENTS OF OPERATIONS

Unaudited

	3 Months Ended	3 Months Ended	9 Months Ended	9 Months Ended
	January 31, 2025	January 31, 2024	January 31, 2025	January 31, 2024
REVENUE

Revenues	$–	$7,000	$120,000	$7,000
Total Revenues	–	–	120,000	7,000

EXPENSES

Office and general	3,335	1,037	42,819	8,841
Professional Fees	29,667	19,200	120,000	51,000
Total Expenses, before provision of income taxes	33,002	20,237	162,819	59,841

Provision for income taxes	–	–	–	–

NET LOSS	$(33,002)	$(13,237)	$(42,819)	(52,841)

BASIC AND DILUTED LOSS PER COMMON SHARE	$–	$–	$–	$–

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	68,560,745	53,560,745	68,560,745	53,560,745

The accompanying notes are an integral part of these financial statements

All share and per share information has been retrospectively restated to reflect the 35:1 reverse split

KASHIN, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

Unaudited

	Common Stock		Additional	Share
	Number of		Paid-in	Subscriptions	Accumulated
	Shares	Amount	Capital	Receivable	Deficit	Total
Balance, April 30, 2020	28,560,745	$28,561	$494,019	$–	$(632,645)	$(108,637)

Net profit for the year ended April 30, 2021	–	–	–	–	98,572	98,572

Balance, April 30, 2021	28,560,745	$28,561	$494,019	$–	$(534,073)	$(11,493)

Net profit for the year ended April 30, 2022	–	–	–	–	(21,884)	(21,884)

Balance, April 30, 2022	28,560,745	$28,561	$494,019	$–	$(555,957)	$(33,377)

Net profit for the year ended April 30, 2023	–	–	–	–	(35,021)	(35,021)
Stock issued new	25,000,000	25,000	–	–	–	25,000

Balance, April 30, 2023	53,560,745	$53,561	$494,019	$–	$(590,978)	$(43,398)

Additional Paid in Capital	–	–	284	–	–	284
Net profit for the year ended April 30, 2024	–	–	–	–	(64,748)	(64,748)
Stock issued new	10,000,000	10,000	–	–	–	10,000

Balance, April 30, 2024	63,560,745	$63,561	$494,303	$–	$(655,726)	$(97,862)

Additional Paid in Capital	–	–	25	–	–	25
Net profit for July 31, 2024	–	–	–	–	(8,384)	(8,384)
Stock issued new	5,000,000	5,000	–	–	–	5,000

Balance, July 31, 2024	68,560,745	$68,561	$494,328	$–	$(664,110)	$(101,221)

Additional Paid in Capital	–	–	–	–	–	–
Net profit for Oct. 31, 2024	–	–	–	–	(1,433)	(1,433)
Stock issued new	–	–	–	–	–	–

Balance, Oct. 31, 2024	68,560,745	$68,561	$494,328	$–	$(665,543)	$(102,654)

Additional Paid in Capital						–
Net profit for January 31, 2025	–	–	–	–	(33,002)	(33,002)
Stock issued new	–	–	–	–	–	–

Balance, Jan. 31, 2025	68,560,745	$68,561	$494,328	$–	$(698,545)	$(135,656)

The accompanying notes are an integral part of these financial statements

KASHIN, INC.

CONDENSED STATEMENTS OF CASH FLOWS

Unaudited

	9 months	9 months
	ended	ended
	January 31, 2025	January 31, 2024

OPERATING ACTIVITIES
Net loss	$(42,819)	$(52,841)
Adjustment to reconcile net loss to net cash used in operating activities:
Stock issued for consulting services	–	–
Expenses paid on company's behalf by related party	–	34,999
Increase (decrease) in accounts payable	(19,832)	17,571

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(62,651)	(271)

FINANCING ACTIVITIES
Proceeds from sale of common stock	5,000	–
Notes Payable	46,844	–
Loan from Related Party	10,656	–
Additional Paid in Capital	25	284

NET CASH PROVIDED BY FINANCING ACTIVITIES	62,525	284

NET INCREASE (DECREASE) IN CASH	(126)	13

CASH, BEGINNING OF PERIOD	126	–

CASH, END OF PERIOD	$–	$13

Supplemental cash flow & noncash financing activities:
Common stock issued in exchange of payable assignment/settlement	$–	$–

Cash paid for:
Interest	$–	$–
Income taxes	$–	$–

The accompanying notes are an integral part of these financial statements

KASHIN, INC.

NOTES TO THE INTERIM FINANCIAL STATEMENTS

Unaudited

January 31, 2025

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows on January 31, 2025, and for all periods presented herein, have been made.

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

NOTE 2 – GOING CONCERN

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company has a working capital deficit of $135,656, an accumulated deficit of $698,545 and net loss from operations since inception of $698,545. The Company does not have a source of revenue sufficient to cover its operation costs giving substantial doubt for it to continue as a going concern. The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan, or merge with an operating company. There can be no assurance that the Company will be successful in either situation in order to continue as a going concern. The Company funded its initial operations by way of issuing Founder’s shares.

The officers and directors have committed to advancing certain operating costs of the Company, including Legal, Audit, Transfer Agency and Edgarizing costs.

NOTE 3 – CAPITAL STOCK

The Company’s capitalization was reduced to 75,000,000 common shares with a par value of $0.001 per share, on July 27, 2015. No preferred shares have been authorized or issued.

As of January 31, 2025, the Company has not granted any stock options and has recorded $35,000 stock-based compensation.

On January 31, 2025, the Company had 68,560,745 common shares issued and outstanding and on April 30, 2024 the Company had 63,560,745 common shares issued and outstanding.

NOTE 4 – RELATED PARTY TRANSACTIONS

The Company does have $210,000 in related party transactions for the purchase of Kashin and payment of on-going expenses.

NOTE 5 – RECENT ACCOUNTING PRONOUNCEMENTS

The company has evaluated all the recent accounting pronouncements and believes that none of them will have a material effect on the company’s financial statement.

NOTE 6 – SUBSEQUENT EVENTS

A SHARE EXCHANGE AGREEMENT was entered into as of January 28, 2025, is by and among Kashin, Inc., a Nevada corporation (the “Corporation”), McConnell Technology LLP., an Alberta limited liability partnership (the “MT LLP”), and the members of the MT LLP (each a "Member" and collectively the “Members”). Each of the parties to this Agreement is individually referred to herein as a "Party" and collectively as the "Parties."

MT LLP owns 100% of the issued shares of McConnell Moran Technology Corporation (“MMTC”), an Alberta limited liability corporation, and upon consummation of the transactions contemplated herein, on the terms set forth herein, the Corporation shall become the 100% shareholder of MMTC, and MMTC will become a wholly owned subsidiary of the Corporation.

In consideration of the mutual promises, covenants, representations, and warranties contained herein, and other good and valuable consideration, and with the intent that, upon consummation of the transactions contemplated hereby, on the terms set forth herein, MMTC shall become a wholly owned subsidiary of Corporation, each of the parties hereto agrees as follows:

1.    EXCHANGE OF SECURITIES. Subject to the terms and conditions of this Agreement, Corporation agrees to transfer to the Shareholders, Eighty Five Million (85,000,000) common shares of Corporation, in exchange for one hundred percent (100%) of the outstanding membership interests of the MT LLP such that the Corporation will become the 100% shareholder of MMTC and MMTC shall become a wholly owned subsidiary of Corporation ("Plan of Exchange"). It is intended that the acquisition shall qualify for United States federal income tax purposes as a reorganization within the meaning of Section 368 of the Internal Revenue Code of 1986, as amended.

2.    REPRESENTATIONS AND WARRANTIES OF CORPORATION.

Corporation represents and warrants to the Shareholders the following:

(A)	Organization. Corporation is a corporation duly organized, validly existing, and in good standing under the laws of Nevada, and has all necessary corporate powers to own properties and carry on a business and is duly qualified to do business and is in good standing in Nevada. All actions taken by the incorporators, directors, officers and shareholders of Corporation have been valid and in accordance with the laws of the State of Nevada.

(B)	Capital. The authorized capital stock of Corporation consists of Four Hundred and Twenty Five Million (425,000,000) shares of common stock $.001 par value and Seventy Five Million (75,000,000) shares of preferred stock at $.001 par value. Currently there are Sixty Eight Million Five Hundred and Sixty Thousand Seven Hundred shares of common stock issued outstanding. The MT LLP has 75,000,000 shares of Preferred Stock authorized, of which NIL shares are issued and outstanding as of the date hereof. Other than as proved herein, there are not now, and at Closing, there will not be, any outstanding subscriptions, options, rights, warrants, convertible securities, or other agreements or commitments obligating Corporation to issue or to transfer from treasury any additional shares of its capital stock.

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

Results of Operations

The Company has not yet generated any revenue from its operations and has generated no revenues unrelated to its operations. Expenses for the three months ending January 31, 2025, were $33,002 resulting in a net loss of $33,002 as compared to expenses for the three months ended January 31, 2024 of $20,237 resulting in a net loss of $13,237. The net loss of $42,819 for the nine months ended January 31, 2025 is a result of Revenues of $120,000, Office and general expenses of $42,819 consisting primarily of transfer agent fees and Professional Fees of $120,000 as compared to the net loss of $52,841 for the nine months ended January 31, 2024 is a result of Revenues of $7,000, Office and general expenses of $59,841 consisting primarily of transfer agent fees and Professional Fees.

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

For the period ended January 31, 2025 and January 31, 2024, the Company had cash of $Nil and $13 respectively. Accounts payable and accrued liabilities for the period ended January 31, 2025 were $NIL. The funds available to the Company will not be sufficient to fund the planned operations of the Company and maintain a reporting status.

As of January 31, 2025 and April 30, 2024, the Company has received $210,656 in loans and payment of expenses from a related party. As of January 31, 2025 and April 30, 2024, a second related party has paid $NIL respectively, on behalf of the Company.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the quarter ended January 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

On January 30, 2025, the shareholder Starlife Ventures Inc. entered into a redemption agreement of 80,000,000 shares for an aggregated price of TEN US DOLLARS ($10 USD). This transaction redeemed the shares of common stock issued during the Share Purchase Agreement.

During the quarter ended January 31, 2025, no director or officer of the Company adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

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

Kashin, Inc.
(Registrant)

Date: March 28, 2025	By:	/s/ Daniel LaPointe
Daniel LaPointe
President and Director Principal and Executive Officer Principal Financial Officer Principal Accounting Officer

